Form 10-K
period 2004-12-31
Benjamin Franklin Bancorp, M.H.C.
filed 2005-03-29
CIK 1302176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number 000-51194
Benjamin Franklin Bancorp, Inc.
(Exact name of Registrant as specified in its Charter)

Massachusetts	04-3336598
(State of incorporation)	(I.R.S. Employer Identification No.)
P.O. Box 309
58 Main Street
Franklin, Massachusetts 02038-0309
(508) 528-7000
(Address and telephone number of principal executive offices)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑.
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑.
      The registrant had not issued any shares of capital stock as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter.
      As of March 25, 2005, we had no outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
      None.

PART I

Item 1.	Business
General
      Benjamin Franklin Bancorp was organized in 1996 as a mutual holding company in connection with Benjamin Franklin Bank’s reorganization into the mutual holding company form of organization. Benjamin Franklin Bancorp is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act. Since the formation of Benjamin Franklin Bancorp, it has owned 100% of Benjamin Franklin Bank’s outstanding capital stock and will continue to do so after the completion of the pending conversion from mutual to stock form, as described below. At December 31, 2004, Benjamin Franklin Bancorp had total assets of $517.4 million and total deposits of $396.5 million.
      Benjamin Franklin Bank is a full-service, community-oriented financial institution offering products and services to individuals, families and businesses through six offices located in Norfolk and Worcester counties in Massachusetts. Benjamin Franklin Bank was originally organized as a Massachusetts state-charted mutual savings bank in 1871. In 1996, it became a Massachusetts-chartered savings bank in stock form upon the formation of Benjamin Franklin Bancorp as its mutual holding company.
      Benjamin Franklin Bank’s business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, construction loans, commercial business loans and consumer loans, and investing in a variety of investment and mortgage-backed securities. Benjamin Franklin Bank funds these lending and investment activities with deposits from the general public, funds generated from operations and selected borrowings.
      Our principal website is www.benfranklinbank.com. We will make our annual, quarterly and current reports, and amendments to those reports, available free of charge on www.benfranklinbank.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Reports of beneficial ownership of our common stock, and changes in that ownership, by directors and officers on Forms 3, 4 and 5 will likewise be available free of charge on our website. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other report, schedule, notice or registration statement filed with or submitted to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov. You may also read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Chart Bank Acquisition
      On September 1, 2004, we entered into an agreement to acquire Chart Bank, which operates through two offices in Waltham and one office in Newton, Massachusetts. At December 31, 2004, Chart Bank had total assets of $258.5 million and total deposits of $208.7 million. Pursuant to our merger agreement with Chart Bank, dated September 1, 2004, Chart Bank will merge into and become a part of our subsidiary bank, Benjamin Franklin Bank, immediately following completion of the mutual-to-stock conversion.
      The acquisition will enable us to expand our branch network into Middlesex County, Massachusetts, where Chart Bank maintains two offices in Waltham and one office in Newton. In addition to expanding our geographic branching outreach, this acquisition will enable us to leverage our capital base and is expected to improve operating efficiency through increased scale.
      In our merger agreement with Chart Bank, we agreed that the Chart Bank stockholders may elect to receive either $30.75 in cash or 3.075 shares of our common stock for each share of Chart Bank stock held by them, with 45.0% of the aggregate consideration to be paid in cash and 55.0% of the aggregate consideration to be paid in common stock. The aggregate consideration for the Chart Bank acquisition will be $21,477,250 in cash and 2,503,050 shares of our common stock, assuming that the 77,000 Chart Bank options outstanding as of March 25, 2005 are cashed out at the closing rather than being exercised by optionees prior to the closing. At December 31, 2004, 137,000 Chart Bank options were outstanding, 60,000 of which had been exercised as of March 25, 2005.
The Mutual-to-Stock Conversion
      To provide us with the capital and the form of consideration necessary to acquire Chart Bank, we are in the process of converting from the mutual form (meaning no stockholders) to the stock form (100% owned by public stockholders if the conversion and related public offering are successful) and raising additional capital through such a stock offering. Other reasons for the conversion include:

•	to support internal growth through lending in the communities we serve;

•	to enhance existing products and services and support the development of new products and services;

•	to facilitate growth through de novo branching;

•	to facilitate growth through branch and whole bank acquisitions as opportunities arise; and

•	to improve our overall competitive position.
      As a stock holding company, we will have greater flexibility in structuring further mergers and acquisitions, including the form of consideration that we can use to pay for an acquisition. Our current mutual holding company structure precludes us from offering shares of common stock as consideration in a merger or acquisition. Potential sellers often want stock for at least part of the purchase price, because the exchange of stock provides the opportunity to enjoy future investment growth and to defer the recognition of capital gains. Our new stock holding company structure will enable us to offer stock or cash consideration, or a combination thereof and will, therefore, enhance our ability to compete with other bidders when acquisition opportunities arise. Other than our agreement to acquire Chart Bank, we currently have no arrangements or understandings regarding any specific acquisition.
Market Area and Competition
      We offer a variety of financial products and services designed to meet the needs of the communities we serve. Our primary deposit-gathering area is concentrated southwest of Boston in the communities in which our six banking offices are located — specifically in the towns of Franklin, Foxboro, Bellingham, Milford, and Medfield — and in contiguous communities in Norfolk and Worcester Counties. Our lending area is broader than our deposit-gathering area and includes all of Massachusetts and northern Rhode Island, although most of our loans are made to customers located in our primary deposit-gathering market area.
      We are headquartered in Franklin, Massachusetts, located 41 miles southwest of Boston. Five of the six Benjamin Franklin Bank offices are located in Norfolk County, while one office is located just across the county border in the town of Milford, in Worcester County. The counties in which Benjamin Franklin Bank currently operates include a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but similar to many areas of the country, have now evolved into more service-oriented economies with employment in most large economic sectors including wholesale/retail trade, service, manufacturing, finance, real estate and government. A large portion of Norfolk County residents work in other nearby areas, including the City of Boston and the greater Boston area. There is also significant employment located along the I-495 corridor, which runs directly through Benjamin Franklin Bank’s Norfolk County market area.
      According to published statistics, Norfolk County’s population has grown by 0.3% since the year 2000 to a total of 657,000 in 2004. Per capita income for the county has grown by 4.0% since 2000 to $38,037, 27.5% higher than that of Massachusetts and 57.9% higher than the U.S. as a whole. Median household income for Norfolk County was $72,764, 27.6% higher than for the state and 56.6% higher than the

U.S. average. The unemployment rate for the county stood at 4.5% as of August 2004, lower than the state average of 4.6% and the U.S. average of 5.4%.
      We face substantial competition in our efforts to originate loans and attract deposits and other fee-based business. We face direct competition from a significant number of financial institutions, many with a state-wide, regional or national presence. Many of these financial institutions are significantly larger and have greater financial resources than Benjamin Franklin Bank.
Lending Activities
      General. Benjamin Franklin Bank’s gross loan portfolio aggregated $383.4 million at December 31, 2004, representing 74.1% of total assets at that date. In its lending activities, Benjamin Franklin Bank originates residential real estate loans secured by one-to-four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, home equity lines-of-credit, fixed rate home equity loans, and other personal consumer loans. While Benjamin Franklin Bank makes loans throughout Massachusetts and northern Rhode Island, most of its lending activities are concentrated in its market area. Loans originated totaled $246.9 million in 2003 and $207.6 million in 2004. Residential mortgage loans sold in the secondary market, on a servicing-retained basis, totaled $97.2 million and $31.3 million during those same periods.
      Loans originated by Benjamin Franklin Bank are subject to federal and state laws and regulations. Interest rates charged by Benjamin Franklin Bank on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors.

      The following table summarizes the composition of Benjamin Franklin Bank’s loan portfolio as of the dates indicated:

	At December 31,

	2004		2003		2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$241,090	62.56%	$172,123	59.22%	$165,007	62.58%	$172,959	66.99%	$206,918	72.69%
Commercial	85,911	22.29%	68,652	23.62%	51,357	19.48%	45,532	17.64%	44,456	15.62%
Construction	28,651	7.43%	23,936	8.23%	21,082	8.00%	19,106	7.40%	13,117	4.61%
Home equity	23,199	6.02%	18,171	6.25%	16,507	6.26%	11,161	4.32%	9,778	3.44%

	378,851	98.30%	282,882	97.32%	253,953	96.32%	248,758	96.35%	274,269	96.36%

Other loans:
Commercial business	4,375	1.14%	5,559	1.92%	6,552	2.48%	5,512	2.14%	5,951	2.09%
Consumer and other	2,170	0.56%	2,219	0.76%	3,157	1.20%	3,899	1.51%	4,417	1.55%

	6,545	1.70%	7,778	2.68%	9,709	3.68%	9,411	3.65%	10,368	3.64%

Total loans	385,396	100.00%	290,660	100.00%	263,662	100.00%	258,169	100.00%	284,637	100.00%

Other items:
Deferred loan origination costs	1,149		725		583		574		663
Allowance for loan losses	(3,172)		(2,523)		(2,312)		(1,177)		(1,068)

Total loans, net	$383,373		$288,862		$261,933		$257,566		$284,232

      Residential Real Estate Loans. Benjamin Franklin Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $1.5 million. As of December 31, 2004, this portfolio totaled $241.1 million, or 62.6% of the total gross loan portfolio on that date, and had an average yield of 4.61%. Of the residential mortgage loans outstanding on that date, 61.3% were adjustable-rate loans with an average yield of 4.19% and 38.7% were fixed-rate mortgage loans with an average yield of 5.28%. Residential mortgage loans originations totaled $183.3 million and $116.9 million for 2003 and 2004, respectively.
      The decision to originate loans for portfolio or for sale in the secondary market is made by the Bank’s Asset/ Liability Management Committee, and is based on the organization’s interest rate risk profile. Current practice is to sell almost all newly originated fixed-rate 15 and 30 year monthly payment loans. At December 31, 2004, 15 and 30 year fixed rate monthly payment loans held in portfolio totaled $10.0 million, or 4.1% of total residential real estate mortgage loans at that date. Benjamin Franklin Bank originates most such loans under forward sale commitments to Freddie Mac and Fannie Mae. Benjamin Franklin Bank continues to service loans sold to Freddie Mac and Fannie Mae and earns a fee equal to 0.25% of the loan amounts outstanding for providing these services. The total of loans serviced for others as of December 31, 2004 is $130.6 million.
      Benjamin Franklin Bank also offers fixed-rate bi-weekly residential mortgage loans with maturities generally ranging between 10 and 30 years. Generally, Benjamin Franklin retains in its portfolio bi-weekly loans with terms of 15 years or less and sells those with terms greater than 15 years in the secondary market, with servicing rights retained. As of December 31, 2004, bi-weekly residential mortgage loans held in portfolio totaled $83.3 million, or 34.6% of total residential mortgage loans on that date.
      The adjustable-rate mortgage (ARM) loans offered by Benjamin Franklin Bank make up the largest portion of the residential mortgage loans held in portfolio. At December 31, 2004, ARM loans totaled $147.8 million or 61.3% of total residential loans outstanding at that date. ARMs are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3 or 5 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury CMT (Constant Maturity Treasury) Index plus add-on margins of varying amounts, for periods of 1, 3 or 5 years. Interest rate adjustments on such loans are typically limited to no more than 2.0% during any adjustment period and 6.0% over the life of the loan. This feature of ARM loans that allows for periodic adjustments in the interest rate charged helps to reduce Benjamin Franklin Bank’s exposure to changes in interest rates. However, ARM loans may possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default, though this risk has not had a material adverse effect on Benjamin Franklin Bank to date.
      In its residential mortgage loan originations, Benjamin Franklin Bank lends up to a maximum loan-to-value ratio of 95.0% on mortgage loans secured by owner-occupied property, with the condition that private mortgage insurance is required for loans with a loan-to-value ratio in excess of 80.0%. Title insurance, hazard insurance and, if appropriate, flood insurance are required for all properties securing real estate loans made by the Bank. A licensed appraiser appraises all properties securing residential first mortgage loans.
      In an effort to provide financing for low and moderate-income first-time home buyers, Benjamin Franklin Bank originates and services residential mortgage loans with private mortgage insurance provided by the Mortgage Insurance Fund (MIF) of the Massachusetts Housing Finance Agency, or MassHousing. The program provides mortgage payment protection as an enhancement to mortgage insurance coverage. This no-cost benefit, known as ‘MI Plus’, provides up to six monthly principal and interest payments in the event of a borrower’s job loss.
      Commercial Real Estate Loans. Benjamin Franklin Bank originated $27.1 million and $26.2 million of commercial real estate loans in 2003 and 2004, respectively, and had $85.9 million of commercial real estate loans, with an average yield of 5.69%, in its portfolio as of December 31, 2004. We have placed increasing emphasis on commercial real estate lending over the past several years, and as a result such loans have grown from 15.6% of the total loan portfolio at December 31, 2000 to 22.3% as of December 31, 2004. Benjamin Franklin Bank intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio. Management of Benjamin Franklin Bank believes that there exist additional profitable commercial real estate lending opportunities in its market area and that of Chart Bank. Further, management believes that there exists an opportunity to leverage the considerable resources already invested by both institutions in commercial real estate lending operations to tap the potential of these markets.
      Benjamin Franklin Bank generally originates commercial real estate loans for terms of up to 25 years, typically with interest rates that adjust over periods of one to seven years based on various rate indices. Commercial real estate loans are generally secured by multi-family income properties, small office buildings, retail facilities, warehouses, industrial properties and owner-occupied properties used for business. Generally, commercial real estate loans do not exceed 80.0% of the appraised value of the underlying collateral.
      In its evaluation of a commercial real estate loan application, Benjamin Franklin Bank considers the net operating income of the borrower’s business, the borrower’s expertise, credit history, and the profitability and value of the underlying property. In addition, for loans secured by rental properties, Benjamin Franklin Bank will also consider the terms of the leases and the quality of the tenants. Benjamin Franklin Bank generally requires that the properties securing these loans have debt service coverage ratios (the ratio of cash flow before debt service to debt service) of at least 1.20x. Benjamin Franklin Bank generally requires the borrowers seeking commercial real estate loans to personally guarantee those loans.
      Commercial real estate loans generally have larger balances and involve a greater degree of risk than residential mortgage loans. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral value of the commercial real estate securing the loan. Economic events and changes in government regulations could have an adverse impact on the cash flows generated by properties securing Benjamin Franklin Bank’s commercial real estate loans and on the value of such properties. See “Risk Factors — Our Commercial Real Estate, Construction and Commercial Business Loans May Expose Us To Increased Credit Risks.”
      Construction Loans. Benjamin Franklin Bank originates land acquisition, development and construction loans to builders and developers, as well as loans to individuals to finance the construction of residential dwellings for personal use. Benjamin Franklin Bank originated $16.2 million and $43.7 million in construction loans during 2003 and 2004, respectively, and as of December 31, 2004 had $28.7 million in construction loans in its portfolio, representing 7.4% of such portfolio, with an average yield of 6.19%.
      Acquisition loans help finance the purchase of land intended for further development, including single family houses and condominiums, multi-family houses and commercial income property. In some cases, Benjamin Franklin Bank makes an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 75.0% of the lower of the cost or appraised value of the property. Benjamin Franklin Bank also makes development loans to builders in its market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, waste treatment and other costs. Builders typically rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements, not to exceed 80.0% of the appraised value, as completed. Advances are made in accordance with a schedule reflecting the cost of the improvements.
      Benjamin Franklin Bank also grants construction loans to area builders, often in conjunction with the development loans. In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. The maximum amount of the loan is generally limited to the lower of 80.0% of the appraised value of the property, as completed, or the property’s cost of construction. For construction loans on residential units being constructed without a pre-sale agreement, the loan amount is limited to 75.0% of the appraised value of the property, as completed. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. Benjamin Franklin Bank commits to provide the permanent mortgage financing on most of its construction loans on income-producing property.
      For owner-occupied, one-to-four family properties, Benjamin Franklin Bank will lend up to 95.0% of the lesser of appraised value upon completion of construction or the cost of construction, provided that private mortgage insurance coverage is obtained for any loan with a loan-to-value or loan-to-cost in excess of 80.0%.
      Land acquisition, development and construction lending exposes Benjamin Franklin Bank to greater credit risk than residential mortgage lending to owner occupants. The repayment of these loans depends on the sale of the property to third parties or the availability of permanent financing upon completion of all improvements, and on the business and financial condition of the borrowers. In the event Benjamin Franklin Bank makes an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Development and construction loans also expose Benjamin Franklin Bank to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. These events, as well as economic events and changes in government regulations could have an adverse impact on the value of properties securing construction loans and on the borrowers’ ability to repay. See “Risk Factors — Our Commercial Real Estate, Construction and Commercial Business Loans May Expose Us To Increased Credit Risks.”
      Home Equity Lines-of-Credit and Loans. Benjamin Franklin Bank offers home equity lines-of-credit and home equity term loans. Benjamin Franklin Bank originated $17.1 million and $15.9 million of home equity lines-of-credit and loans during 2003 and 2004, respectively, and at December 31, 2004 had $23.2 million of home equity lines-of-credit and loans outstanding, representing 6.0% of the loan portfolio, with an average yield of 5.32% at that date.
      Home equity lines-of-credit and loans are secured by second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances do not exceed 80.0% of the value of the property serving as collateral. The lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on Benjamin Franklin Bank’s prime rate of interest. The undrawn portion of home equity lines-of-credit total $28.3 million at December 31, 2004.
      Commercial Business Loans. Benjamin Franklin Bank originates secured and unsecured commercial business loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. Benjamin Franklin Bank originated $1.6 million and $3.3 million in commercial business loans during 2003 and 2004, respectively, and as of December 31, 2004 had $4.4 million in commercial business loans in its portfolio, representing 1.1% of such portfolio, with an average yield of 6.98%. Benjamin Franklin Bank intends to grow this segment of its lending business in the future.
      Benjamin Franklin Bank’s commercial business loans are generally collateralized by equipment, accounts receivable and inventory, supported by personal guarantees. Benjamin Franklin Bank offers both term and revolving commercial loans. The former have either fixed or adjustable-rates of interest and generally fully amortize over a term of between three and seven years. Revolving loans are written for a one year term, renewable annually, with floating interest rates that are indexed to Benjamin Franklin Bank’s prime rate of interest.
      When making commercial business loans, Benjamin Franklin Bank considers the financial statements of the borrower, the borrower’s payment history with respect to both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the borrower operates and the value of the collateral. Benjamin Franklin Bank’s commercial business loans are not concentrated in any one industry.

      Commercial business loans generally bear higher interest rates than residential mortgage loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Because commercial business loans often depend on the successful operation or management of the business, repayment of such loans may be affected by adverse changes in the economy. Further, collateral securing such loans may depreciate in value over time, may be difficult to appraise and to liquidate, and may fluctuate in value. See “Risk Factors — Our Commercial Real Estate, Construction and Commercial Business Loans May Expose Us To Increased Credit Risks.”
      Consumer and Other Loans. Benjamin Franklin Bank offers a variety of consumer and other loans, including auto loans and loans secured by passbook savings or certificate accounts. Benjamin Franklin Bank originated $1.6 million and $1.7 million of consumer and other loans during 2003 and 2004, respectively, and at December 31, 2004 had $2.2 million of consumer and other loans outstanding, representing 0.6% of the loan portfolio at that date, with an average yield of 7.12%.
      Loan Origination and Underwriting. Loan originations come from a variety of sources. The primary source of originations are our salaried and commissioned loan personnel, and to a lesser extent, local mortgage brokers, advertising and referrals from customers. From time to time Benjamin Franklin Bank purchases adjustable-rate residential mortgages from mortgage correspondents in the greater Boston area with whom the Bank has established relationships. Benjamin Franklin Bank also occasionally purchases participation interests in commercial real estate loans from banks located in the Boston area. Benjamin Franklin Bank underwrites such residential and commercial purchased loans using its own underwriting criteria.
      Benjamin Franklin Bank issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2004, Benjamin Franklin Bank had loan commitments and unadvanced loans and lines-of-credit totaling $70.6 million. For information about Benjamin Franklin Bank’s loan commitments outstanding as of December 31, 2004, see Item 7A — “Quantitative and Qualitative Disclosures About Market Risk — Liquidity Risk Management.”
      Benjamin Franklin Bank charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports on most residential mortgage loans originated. Benjamin Franklin Bank also collects late charges on real estate loans, and origination fees and prepayment penalties on commercial mortgage loans. For information regarding Benjamin Franklin Bank’s recognition of loan fees and costs, please refer to Note 1 to the Consolidated Financial Statements of Benjamin Franklin Bancorp beginning on page F-7.

      The following table sets forth certain information concerning Benjamin Franklin Bank’s portfolio loan originations, inclusive of loan purchases:

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Loans at beginning of year	$290,660	$263,662	$258,169	$284,637	$269,817

Originations:
Mortgage loans on real estate:
Residential	116,866	183,263	151,241	94,461	32,084
Commercial	26,167	27,105	23,383	9,371	6,929
Construction	43,661	16,176	22,524	32,301	27,975
Home equity	15,947	17,115	14,509	9,104	8,071

	202,642	243,659	211,657	145,237	75,059
Other loans:
Commercial business	3,338	1,584	1,310	1,933	5,754
Consumer and other	1,659	1,625	1,953	3,502	3,131

	4,996	3,209	3,263	5,435	8,885

Total loans originated	207,638	246,868	214,920	150,672	83,944
Purchases of mortgage loans	34,207	26,546	1,298	853	11,739

Deduct:
Principal loan repayments and prepayments	115,507	149,623	140,554	114,717	74,067
Loan sales	31,185	96,256	69,752	63,244	6,645
Charge-offs	17	537	419	32	151

Total deductions	147,109	246,416	210,725	177,993	80,863

Net increase (decrease) in loans	94,736	26,998	5,493	(26,468)	14,820

Loans at end of year	$385,396	$290,660	$263,662	$258,169	$284,637

      Residential mortgage loans are underwritten by the Bank’s staff of residential loan underwriters. Conforming loans sold to Freddie Mac or Fannie Mae require the approval of the Senior Underwriter. Residential mortgage loans of less than $500,000 to be held in portfolio require the approval of the Senior Residential Loan Officer. Residential mortgage loans of $500,000 or more but less than $1 million require the approval of the management Credit Committee. Residential mortgage loans $1 million or greater require the approval of the Executive Committee of the Board.
      Commercial real estate and commercial business loans are underwritten by commercial credit analysts. For commercial real estate loans, loan officers may approve loans up to $75,000, while loans up to $300,000 may be approved by the Senior Commercial Loan Officer. Commercial real estate loans of up to $750,000 may be approved by the management Credit Committee. For Commercial business loans, individual loan officer authority is limited to $65,000 ($25,000 for unsecured loans). The Senior Commercial Loan Officer may approve commercial loans of up to $100,000 ($50,000 if unsecured), while the management Credit Committee may approve loans of up to $200,000 ($50,000 if unsecured). Loans over these limits require the approval of the Executive Committee of the Board.
      Consumer loans are underwritten by consumer loan underwriters. Loan officers and Branch Managers have approval authorities ranging from $25,000 to $35,000 ($3,500 to $10,000 if unsecured) for these loans. The Senior Residential Loan Officer may approve consumer loans of up to $100,000 ($25,000 if unsecured) while the management Credit Committee may approve loans of up to $300,000 ($25,000 if unsecured). All consumer loans in excess of these limits require the approval of the Executive Committee of the Board.
      Pursuant to its loan policy, Benjamin Franklin Bank generally will not make loans aggregating more than $5.0 million to one borrower (or related entity). Exceptions to this limit require the approval of the Executive Committee of the Board prior to loan origination. As of December 31, 2004, Benjamin Franklin had one borrower relationship over the $5 million policy guideline, a relationship that aggregated $6.2 million in total. Benjamin Franklin Bank’s internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s surplus and capital stock accounts, or $7.4 million for Benjamin Franklin Bank as of December 31, 2004.
      Benjamin Franklin Bank has established a risk rating system for its commercial real estate, construction and commercial loans. This system evaluates a number of factors useful in indicating the risk of default and risk of loss associated with a loan. These ratings are performed by commercial credit analysts who do not have responsibility for loan originations. See “— Asset Quality — Classification of Assets and Loan Review.”
      Loan Maturity. The following table summarizes the scheduled repayments of Benjamin Franklin Bank’s loan portfolio at December 31, 2004. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less:

	Residential Mortgage		Commercial Mortgage		Construction

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Due less than one year	$11,100	5.00%	$6,262	6.15%	$17,413	6.58%
Due after one year to five years	42,842	4.91%	20,167	5.82%	2,611	5.94%
Due after five years	187,148	4.52%	59,482	5.59%	8,627	5.47%

Total	$241,090	4.61%	$85,911	5.69%	$28,651	6.19%

			Home Equity,
	Commercial Business		Consumer and Other		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Due less than one year	$2,439	6.88%	$12,130	5.49%	$49,344	5.92%
Due after one year to five years	1,028	7.02%	1,514	6.41%	68,162	5.29%
Due after five years	908	7.19%	11,725	5.25%	267,890	4.83%

Total	$4,375	6.98%	$25,369	5.45%	$385,396	5.05%

      The following table sets forth, at December 31, 2004, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after December 31, 2005 and whether such loans have fixed interest rates or adjustable interest rates.

	Fixed	Adjustable	Total

	(Dollars in thousands)
Residential mortgage	$85,336	$144,654	$229,990
Commercial mortgage	4,239	75,410	79,649
Construction	3,036	8,202	11,238
Commercial business	293	1,643	1,936
Home equity, consumer and other	2,829	10,410	13,239

Total Loans	$95,733	$240,319	$336,052

Asset Quality
      General. One of Benjamin Franklin Bank’s most important operating objectives is to maintain a high level of asset quality. Management uses a number of strategies in furtherance of this goal including maintaining sound credit standards in loan originations, monitoring the loan portfolio through internal and third-party loan reviews, and employing active collection and workout processes for delinquent or problem loans.
      Delinquent Loans. Management performs a monthly review of all delinquent loans. The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency. Generally, the Bank’s requirement is that a delinquency notice be mailed no later than the 10th or 16th day, depending on loan type, after the payment due date. A late charge is normally assessed on loans where the scheduled payment remains unpaid after a 10 or 15 day grace period. After mailing delinquency notices Benjamin Franklin Bank’s loan collection personnel call the borrower to ascertain the reasons for delinquency and the prospects for repayment. On loans secured by one-to-four family owner-occupied property, Benjamin Franklin Bank initially attempts to work out a payment schedule with the borrower in order to avoid foreclosure. Any such loan restructurings must be approved by the level of officer authority required for a new loan of that amount. If these actions do not result in a satisfactory resolution, Benjamin Franklin Bank refers the loan to legal counsel and counsel initiates foreclosure proceedings. For commercial real estate, construction and commercial loans, collection procedures may vary depending on individual circumstances.
      The following table sets forth delinquencies in Benjamin Franklin Bank’s loan portfolio as of the dates indicated:

	Loans Delinquent for

	60-89 Days		90 Days and Over		Total

	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
At December 31, 2004
Residential mortgage	2	$163	—	$—	2	$163
Commercial mortgage	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business	1	32	—	—	1	32
Home equity, consumer and other	2	1	4	3	6	4

Total	5	$196	4	$3	9	$199

At December 31, 2003
Residential mortgage	5	$538	—	$—	5	$538
Commercial mortgage	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business	1	160	—	—	1	160
Home equity, consumer and other	12	12	8	5	20	17

Total	18	$710	8	$5	26	$715

At December 31, 2002
Residential mortgage	1	$41	—	$—	1	$41
Commercial mortgage	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Home equity, consumer and other	3	13	1	2	4	15

Total	4	$54	1	$2	5	$56

      Other Real Estate Owned. Benjamin Franklin Bank classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its financial statements. When property is placed into OREO, it is recorded at the lower of the carrying value or the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2004, Benjamin Franklin Bank had no property classified as OREO.
      Classification of Assets and Loan Review. Benjamin Franklin Bank uses an internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio. At the time a loan is approved, all commercial real estate, construction and commercial business loans are assigned a risk rating based on all of the factors considered in originating the loan. The initial risk rating is recommended by the credit analyst charged with underwriting the loan, and subsequently approved by the relevant loan approval authority. Current financial information is sought for all commercial real estate, construction and commercial borrowing relationships, and is evaluated on at least an annual basis to determine whether the risk rating classification is appropriate.
      In Benjamin Franklin Bank’s loan rating system, there are three classifications for problem assets: Substandard, Doubtful and Loss. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets are characterized by the distinct possibility that Benjamin Franklin Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, on the basis of currently existing facts, and there is a high possibility of loss. Assets classified Loss are considered uncollectible and of such little value that continuance as an asset of Benjamin Franklin Bank is not warranted. Assets that possess some weaknesses, but that do not expose Benjamin Franklin Bank to risk sufficient to warrant classification in one of the aforementioned categories, are designated as Special Mention. If an asset or portion thereof is classified as Loss, it is charged off in the quarter in which it is so classified. For assets designated as Special Mention, Substandard or Doubtful, Benjamin Franklin Bank establishes reserves in amounts management deems appropriate within the allowance for loan losses. This determination as to the classification of assets and the amount of the loss allowances established are subject to review by regulatory agencies, which can order the establishment of additional loss allowances. See “— Asset Quality — Allowance for Loan Losses” and “Management’s Discussion and Analysis — Critical Accounting Policies — Allowance for Loan Losses.”
      Benjamin Franklin Bank engages an independent third party to conduct a semi-annual review of its commercial real estate, construction and commercial loan portfolios. These loan reviews, which typically include a 70.0% penetration of the various commercial portfolios, provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate. In addition, independent loan reviews are performed on a quarterly basis for the residential mortgage portfolio, based on a sampling of newly originated loans during the period. Independent loan review findings are presented directly to the Executive Committee of the Board of Directors.
      At December 31, 2004, loans classified Substandard totaled $2.2 million, consisting of $1.9 million in commercial real estate loans and $0.3 million in commercial loans. Special Mention loans totaled $2.3 million, consisting of $2.1 million in commercial real estate loans and $0.2 million in commercial loans. One commercial loan in the amount of $7,287 was classified as Doubtful and no loans were classified as Loss on December 31, 2004.

      Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$—	$—	$—	$—	$—
Commercial mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Commercial business	334	458	—	157	—
Home equity, consumer and other	—	—	—	—	—

Total non-accrual loans	334	458	—	157	—

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—	—	—	177
Commercial mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Home equity, consumer and other	3	5	2	—	—

Total loans 90 days delinquent and still accruing	3	5	2	0	177

Total non-performing loans	337	463	2	157	177

Total non-performing assets	$337	$463	$2	$157	$177

Ratios:
Non-performing loans to total loans	0.09%	0.16%	0.00%	0.06%	0.06%
Non-performing assets to total assets	0.07%	0.10%	0.00%	0.04%	0.04%
      Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due unless an evaluation by the management Credit Committee clearly indicates that the loan is well-secured and in the process of collection. Restructured loans represent performing loans for which concessions were granted due to a borrower’s financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms.
      Allowance for Loan Losses. In originating loans, Benjamin Franklin Bank recognizes that losses will be experienced on loans and that the risk of loss will vary with many factors, including the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan over the term of the loan. Benjamin Franklin Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio, and as such, this allowance represents management’s best estimate of the probable known and inherent credit losses in the loan portfolio as of the date of the financial statements.
      The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, portfolio volume and mix, geographic and large borrower concentrations, estimated credit losses based on internal and external portfolio reviews, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
      The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. See “— Asset Quality — Classification of Assets and Loan Review.” The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
      A loan is considered impaired when, based on current information and events, it is probable that Benjamin Franklin Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Benjamin Franklin Bank does not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2004, impaired loans totaled $334,000 and in the aggregate carried a valuation allowance of $210,000.
      While Benjamin Franklin Bank believes that it has established adequate specific and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, Benjamin Franklin Bank’s regulators periodically review the allowance for loan losses. These regulatory agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination, thereby negatively affecting Benjamin Franklin Bank’s financial condition and earnings.

      The following table sets forth activity in Benjamin Franklin Bank’s allowance for loan losses for the periods indicated:

	At or For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Balance at beginning of year	$2,523	$2,312	$1,177	$1,068	$1,183

Charge-offs:
Mortgage loans on real estate (residential real estate, commercial real estate, construction and home equity loans)	—	—	—	—	—

Other loans:
Commercial business	—	(43)	(389)	(10)	(138)
Consumer and other	(17)	(494)	(30)	(22)	(13)

Total other loans	(17)	(537)	(419)	(32)	(151)

Total charge-offs	(17)	(537)	(419)	(32)	(151)

Recoveries:
Mortgage loans on real estate (residential real estate, commercial real estate, construction and home equity loans)	—	—	—	20	20

Other loans:
Commercial business	35	100	132	55	9
Consumer and other	11	23	10	15	6

Total other loans	46	123	142	70	15

Total recoveries	46	123	142	90	35

Net (charge-offs) recoveries	29	(414)	(277)	58	(116)
Provision for loan losses	620	625	1,412	51	1

Balance at end of year	$3,172	$2,523	$2,312	$1,177	$1,068

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)	0.01%	(0.15)%	(0.11)%	0.02%	(0.04)%
Allowance for loan losses to non-performing loans at end of year	941.25%	544.92%	115,600.00%	749.68%	603.39%
Allowance for loan losses to total loans at end of year	0.82%	0.87%	0.88%	0.46%	0.38%

      The following tables set forth Benjamin Franklin Bank’s percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At December 31,

	2004			2003			2002

			Percent			Percent			Percent
			of Loans			of Loans			of Loans
		Loan	in Each		Loan	in Each		Loan	in Each
	Allowance	Balances	Category	Allowance	Balances	Category	Allowance	Balances	Category
	for Loan	by	to Total	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans

	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$612	$241,090	62.56%	$485	$172,123	59.22%	$552	$165,007	62.58%
Commercial	1,295	85,911	22.29%	1,136	68,652	23.62%	549	51,357	19.48%
Construction	505	28,651	7.43%	338	23,936	8.23%	422	21,082	8.00%
Home equity	193	23,199	6.02%	108	18,171	6.25%	82	16,507	6.26%

	2,605	378,851	98.30%	2,067	282,882	97.32%	1,605	253,953	96.32%

Other loans:
Commercial	325	4,375	1.14%	421	5,559	1.92%	181	6,552	2.48%
Consumer and other	27	2,170	0.56%	27	2,219	0.76%	276	3,157	1.20%
Unallocated	215	0	0.00%	8	0	0.00%	250	0	0.00%

	567	6,545	1.70%	456	7,778	2.68%	707	9,709	3.68%

Total	$3,172	$385,396	100.00%	$2,523	$290,660	100.00%	$2,312	$263,662	100.00%

	At December 31,

	2001			2000

			Percent			Percent
			of Loans			of Loans
		Loan	in Each		Loan	in Each
	Allowance	Balances	Category	Allowance	Balances	Category
	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans

	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$433	$172,959	66.99%	$517	$206,918	72.69%
Commercial	236	45,532	17.64%	227	44,456	15.62%
Construction	143	19,106	7.40%	98	13,117	4.61%
Home equity	28	11,161	4.32%	25	9,778	3.44%

	840	248,758	96.35%	867	274,269	96.36%

Other loans:
Commercial	90	5,512	2.14%	94	5,951	2.09%
Consumer and other	30	3,899	1.51%	33	4,417	1.55%
Unallocated	217	0	0.00%	74	0	0.00%

	337	9,411	3.65%	201	10,368	3.64%

Total	$1,177	$258,169	100.00%	$1,068	$284,637	100.00%

Investment Activities
      General. Benjamin Franklin Bank’s investment policy is established by its Board of Directors. The Chief Executive Officer, Chief Financial Officer and Treasurer, as authorized by the Board, implement this policy based on the established guidelines within the written policy. The primary objective of the investment portfolio is to achieve a competitive rate of return without incurring undue interest rate and credit risk, to complement Benjamin Franklin Bank’s lending activities, to provide and maintain liquidity, and to assist in managing the interest rate sensitivity of its balance sheet. Individual investment decisions are made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with Benjamin Franklin Bank’s asset/liability management objectives.
      SFAS No. 115 requires Benjamin Franklin Bank to designate its securities as held to maturity, available for sale or trading, depending on Benjamin Franklin Bank’s intent with regard to its investments at the time of purchase. At December 31, 2004, $86.1 million or 92.3% of the portfolio was classified as available for sale, and $0.2 million or 0.2% of the portfolio was classified as held to maturity. At December 31, 2004, the net unrealized loss on securities classified as available for sale was $1.7 million. Benjamin Franklin Bank does not currently maintain a trading portfolio of securities.
      U.S. Government and Agency Obligations. At December 31, 2004, Benjamin Franklin Bank’s U.S. Government and Agency securities portfolio totaled $33.3 million, or 35.7% of the total portfolio on that date.
      Corporate Obligations. At December 31, 2004, Benjamin Franklin Bank’s portfolio of corporate obligations totaled $5.0 million, or 5.4% of the portfolio at that date. Benjamin Franklin Bank’s policy requires that investments in corporate obligations be restricted only to those obligations that are readily marketable and rated ‘A’ or better by a nationally recognized rating agency at the time of purchase. At December 31, 2004, all investments in corporate obligations were rated ‘A’ or better.
      Mortgage-Backed Securities. At December 31, 2004, Benjamin Franklin Bank’s portfolio of mortgage-backed securities totaled $48.0 million, or 51.4% of the portfolio on that date, and consisted of pass-through securities ($3.7 million) and collateralized mortgage obligations ($44.3 million) directly insured or guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (Ginnie Mae). In its purchase of collateralized mortgage obligations, Benjamin Franklin Bank has targeted instruments in the three to five year weighted average life tranches, with expected average life extensions up to a maximum of seven years in a rising rate environment. The objective of this strategy has been to limit the potential interest rate risk due to extension of this portfolio in a rising rate environment.
      Restricted Equity Securities. At December 31, 2004, Benjamin Franklin Bank’s portfolio of restricted equity securities totaled $7.0 million or 7.5% of the portfolio at that date. These securities consisted primarily of stock in the Federal Home Loan Bank of Boston ($4.5 million) which must be held as a condition of membership in the Federal Home Loan Bank System and as a condition to Benjamin Franklin Bank’s borrowing under the Federal Home Loan Bank of Boston advance program. The remainder ($2.5 million) consisted of certain other equity investments in Savings Bank Life Insurance, the Community Investment Fund and the Depositors Insurance Fund.

      The following table sets forth certain information regarding the amortized cost and market values of Benjamin Franklin Bank’s investment securities at the dates indicated:

	At December 31,

	2004		2003		2002

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency obligations	$33,607	$33,306	$30,272	$30,347	$67,513	$67,582
State agency and municipal obligations	—	—	—	—	570	570

	33,607	33,306	30,272	30,347	68,083	68,152
Corporate bonds and other obligations	5,056	5,014	—	—	3,536	3,716

	38,663	38,320	30,272	30,347	71,619	71,868
Mortgage-backed securities	49,246	47,750	74,502	72,299	26,376	26,446

Total debt securities	87,909	86,070	104,774	102,646	97,995	98,314

Marketable equity securities:
Bank Investment Fund — Fund One	—	—	—	—	10,206	10,206

Total securities available for sale	$87,909	$86,070	$104,774	$102,646	$108,201	$108,520

Securities held to maturity:
Mortgage-backed securities	$217	$221	$386	$398	$986	$1,023

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$4,459	$4,459	$3,707	$3,707	$3,707	$3,707
Access Capital Strategies Community Investment Fund	2,000	2,000	3,000	3,000	1,000	1,000
Savings Bank Life Insurance and Depositors Insurance Fund	516	516	515	515	515	515

Total restricted equity securities	$6,975	$6,975	$7,222	$7,222	$5,222	$5,222

      The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of Benjamin Franklin Bank’s debt securities portfolio at December 31, 2004. In the case of mortgage-backed securities, the table shows the securities by their contractual maturities, however there are scheduled principal payments for these securities and there will also be unscheduled prepayments prior to their contractual maturity:

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years

		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency securities	$17,123	1.92%	$16,484	2.32%	$—	—
Corporate bonds and other obligations	2,503	2.36%	2,553	2.42%	—	—
Mortgage-backed securities	—	—	—	—	5,825	3.74%

Total debt securities	19,626	1.97%	19,037	2.33%	5,825	3.74%

Securities held to maturity:
Mortgage-backed securities	—	—	174	6.05%	—	—

Total investment securities	$19,626	1.97%	$19,211	2.37%	$5,825	3.74%

	More than Ten Years		Total Securities

		Weighted			Weighted
	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency securities	$—	—	$33,607	$33,306	2.11%
Corporate bonds and other obligations	—	—	5,056	5,014	2.39%
Mortgage-backed securities	43,421	4.16%	49,246	47,750	4.11%

Total debt securities	43,421	4.16%	87,909	86,070	3.25%

Securities held to maturity:
Mortgage-backed securities	43	6.00%	217	221	6.04%

Total investment securities	$43,465	4.16%	$88,126	$88,291	3.25%

Sources of Funds
      General. Deposits are the primary source of Benjamin Franklin Bank’s funds for lending and other investment purposes. In addition to deposits, Benjamin Franklin Bank obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, advances from the Federal Home Loan Bank of Boston, and cash flows generated by operations.
      Deposits. Consumer and commercial deposits are gathered primarily from Benjamin Franklin Bank’s primary market area through the offering of a broad selection of deposit products including checking, regular savings, money market deposits and time deposits, including certificate of deposit accounts and individual retirement accounts. The FDIC insures deposits up to certain limits (generally, $100,000 per depositor) and the Depositors Insurance Fund (DIF), which is neither a government agency nor backed by the full faith and credit of the Commonwealth of Massachusetts, fully insures amounts in excess of such limits.

      The maturities of Benjamin Franklin Bank’s certificate of deposit accounts range from three months to five years. In addition, Benjamin Franklin Bank offers a variety of commercial business products to small businesses operating within its primary market area. Currently, Benjamin Franklin Bank does not generally negotiate interest rates to attract jumbo certificates of deposit, but accepts deposits of $100,000 or more from customers within its market area based on posted rates. Benjamin Franklin Bank does not use brokers to obtain deposits.
      Benjamin Franklin Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates, rates offered by financial service competitors, the availability of other investment alternatives, and general economic conditions significantly affect Benjamin Franklin Bank’s ability to attract and retain deposits.
      The following tables set forth certain information relative to the composition of Benjamin Franklin Bank’s average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended December 31,

	2004			2003

			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Deposit type:
Demand deposits	$87,969	22.12%	0.00%	$57,253	14.81%	0.00%
NOW deposits	23,657	5.95%	0.15%	60,751	15.71%	0.15%
Money market deposits	53,246	13.39%	1.00%	48,256	12.48%	0.81%
Regular savings	98,753	24.83%	0.50%	93,501	24.18%	0.50%

Total transaction accounts	263,625	66.29%	0.40%	259,761	67.18%	0.37%
Certificates of deposit	134,034	33.71%	2.47%	126,856	32.82%	2.79%

Total deposits	$397,659	100.00%	1.10%	$386,617	100.00%	1.16%

	Year Ended December 31, 2002

			Weighted
	Average		Average
	Balance	Percent	Rate

	(Dollars in thousands)
Deposit type:
Demand deposits	$36,870	10.04%	0.00%
NOW deposits	69,832	19.01%	0.31%
Money market deposits	45,648	12.43%	1.35%
Regular savings	83,878	22.83%	0.68%

Total transaction accounts	236,228	64.31%	0.59%
Certificates of deposit	131,073	35.69%	3.40%

Total deposits	$367,301	100.00%	1.60%

      The following table sets forth the time deposits of Benjamin Franklin Bank classified by interest rate as of the dates indicated:

	At December 31,

	2004	2003	2002

	(Dollars in thousands)
Interest Rate
Less than 2%	$36,983	$55,034	$39,945
2.00%-2.99%	75,524	37,753	38,374
3.00%-3.99%	12,241	7,776	9,808
4.00%-4.99%	10,332	13,960	17,353
5.00%-5.99%	1,406	4,034	12,641
6.00%-6.99%	735	5,226	6,832

Total	$137,221	$123,783	$124,953

      The following table sets forth the amount and maturities of time deposits at December 31, 2004:

	Year Ending December 31,				After December 31,

	2005	2006	2007	2008	2008	Total

	(Dollars in thousands)
Interest Rate
Less than 2%	$36,843	$139	$—	$—	$—	$36,982
2.00%-2.99%	52,626	16,951	5,096	401	—	75,074
3.00%-3.99%	1,942	3,228	2,436	4,661	424	12,691
4.00%-4.99%	5,415	4,917	—	—	—	10,332
5.00%-5.99%	1,406	—	—	—	—	1,406
6.00%-6.99%	733	—	—	—	3	736

Total	$98,965	$25,235	$7,532	$5,062	$427	$137,221

      As of December 31, 2004, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $40.1 million. The following table sets forth the maturity of those certificates as of December 31, 2004:

At December 31, 2004

(Dollars in thousands)
Three months or less	$15,285
Over three months through six months	6,867
Over six months through one year	8,251
Over one year to three years	7,755
Over three years	1,950

Total	$40,107

      Borrowings. Benjamin Franklin Bank utilizes advances from the Federal Home Loan Bank of Boston, primarily in connection with the funding of growth in its assets. Federal Home Loan Bank of Boston advances are secured primarily by certain of Benjamin Franklin Bank’s mortgage loans, certain investment securities and by Benjamin Franklin Bank’s holding of Federal Home Loan Bank of Boston stock. As of December 31, 2004, Benjamin Franklin Bank had outstanding $76.3 million in Federal Home Loan Bank of Boston advances, and had the ability to borrow an additional $89.1 million based on available collateral.

      The following table sets forth certain information concerning balances and interest rates on Benjamin Franklin Bank’s Federal Home Loan Bank of Boston advances at the dates and for the periods indicated:

	At or For the Years Ended
	December 31,

	2004	2003	2002

	(Dollars in thousands)
Balance at end of year	$76,250	$36,000	$36,000
Average balance during year	$51,497	$36,000	$36,000
Maximum outstanding at any month end	$76,250	$36,000	$36,000
Weighted average interest rate at end of year	3.87%	4.47%	4.47%
Weighted average interest rate during year	3.95%	4.47%	4.47%
      Of the $76.3 million in advances outstanding at December 31, 2004, $36.0 million, bearing a weighted-average interest rate of 4.47%, are callable by the FHLBB at its option and in its sole discretion. In the event the FHLBB calls these advances, the Bank will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.
      In 2002, Benjamin Franklin Bancorp raised net proceeds of $8.7 million in a sale of $9.0 million of subordinated debentures to Benjamin Franklin Capital Trust I (the “Trust”). The Trust funded the purchase by participating in a pooled offering of 9,000 capital securities representing preferred ownership interests in the assets of the Trust with a liquidation value of $1,000 each. Interest payable on the subordinated debentures and cumulative dividends payable quarterly on the preferred securities is 6.94% for the first five years and thereafter will be at a rate equal to the three month LIBOR rate plus 3.45%. Benjamin Franklin Bancorp has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the Trust may defer dividend distributions for up to five years. The debentures and the preferred securities mature in November 2032 unless Benjamin Franklin Bancorp elects and obtains regulatory approval to accelerate the maturity to November 2007 or thereafter.
Employees
      As of December 31, 2004, Benjamin Franklin Bank had 111 full-time and 22 part-time employees. Employees are not represented by a collective bargaining unit and Benjamin Franklin Bank considers its relationship with its employees to be good.
Subsidiary Activities
      Benjamin Franklin Bancorp conducts its principal business activities through its wholly-owned subsidiary, Benjamin Franklin Bank. Subsidiaries of Benjamin Franklin Bancorp and Benjamin Franklin Bank are as follows:
      Benjamin Franklin Bank Capital Trust I, a Delaware Trust, is a wholly-owned subsidiary of Benjamin Franklin Bancorp. In 2002, Benjamin Franklin Bancorp raised net proceeds of $8.7 million in a sale of $9.0 million in junior subordinated notes due 2032 to Benjamin Franklin Capital Trust I (the “Trust”). The Trust funded the purchase by participating in a pooled offering of 9,000 capital securities representing preferred ownership interests in the assets of the Trust with a liquidation value of $1,000 each. The interest rate payable on the subordinated notes is 6.94% for the first five years and thereafter will be at a rate equal to the three month LIBOR rate plus 3.45%.
      Benjamin Franklin Securities Corp., a Massachusetts corporation, is a wholly-owned subsidiary of Benjamin Franklin Bank. Benjamin Franklin Securities Corp. (“BFSC”) engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on BFSC’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at Benjamin Franklin Bank. At December 31, 2004, BFSC had total assets of $64.1 million, consisting primarily of cash and investment securities.

The Benjamin Franklin Bank Charitable Foundation
      To further our commitment to our local community, we intend to establish a charitable foundation, the Benjamin Franklin Bank Charitable Foundation, as part of the conversion and to issue shares of common stock to it immediately following completion of the conversion. The charitable foundation will be incorporated under Massachusetts law as a non-stock, nonprofit corporation. Under its bylaws, the Benjamin Franklin Bank charitable Foundation’s Board of Directors will be comprised of individuals who are existing or former directors or officers of Benjamin Franklin Bancorp or Benjamin Franklin Bank. The foundation’s place of business will be located at our administrative offices.
      We intend to make an initial contribution to the foundation of a number of shares of our authorized but unissued common stock in an amount up to 8.0% of the number of shares actually sold in the offering, up to a maximum of 400,000 shares. Assuming that we issue this maximum number, our contribution would have an initial market value of $4.0 million and we would record a pre-tax expense of approximately $4.0 million during the quarter in which the conversion is completed. The charitable foundation will be dedicated exclusively to supporting charitable causes and community development activities in the communities we serve, including the communities in which the Chart Bank offices are located. The issuance of these additional shares of common stock to the charitable foundation will:

•	dilute the voting interests of purchasers of shares of our common stock in the offering;

•	result in an expense, and a reduction in earnings, of $4.0 million, offset in part by a corresponding tax benefit, during the quarter in which the contribution is made, and

•	reduce our pro forma market value and, accordingly, the number of shares that we otherwise would have offered for sale in the stock offering.
      See “Risk Factors — The Contribution of Shares to the Charitable Foundation Will Dilute Your Ownership Interests and Adversely Affect Net Income in 2005”.
      As a private foundation under Section 501(c)(3) of the Internal Revenue Code, the Benjamin Franklin Bank Charitable Foundation will be required to distribute annually in grants or donations a minimum of 5.0% of the average fair market value of its net investment assets. Assuming that the fair market value of the Benjamin Franklin Bank Charitable Foundation’s net investment assets is $4.0 million, the Charitable Foundation would make annual grants or donations of at least $200,000. This level of annual charitable giving compares to an average of $79,000 per year for the past three fiscal years. As a community bank whose business depends to a large extent upon our ties to and relationships with customers in our local communities, we believe that this increased level of charitable giving is appropriate, especially given our larger asset size and larger geographic market following completion of the conversion and the Chart Bank merger.
Regulation and Supervision

General
      Benjamin Franklin Bank is a Massachusetts-chartered stock savings bank and a wholly owned subsidiary of Benjamin Franklin Bancorp. Benjamin Franklin Bank’s deposits are insured up to applicable limits by the FDIC through the Bank Insurance Fund and by the DIF of the Deposit Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. Benjamin Franklin Bank is subject to extensive regulation by the Massachusetts Division of Banks, as its chartering agency, and by the FDIC, as its deposit insurer. Benjamin Franklin Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Division of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other savings institutions. Benjamin Franklin Bank is a member of the Federal Home Loan Bank and is subject to certain limited regulation by the Federal Reserve Board.
      Benjamin Franklin Bancorp, as a bank holding company, is subject to regulation by the Federal Reserve Board and is required to file reports with the Federal Reserve Board.

Massachusetts Bank Regulation
      General. As a Massachusetts-chartered savings bank, Benjamin Franklin Bank is subject to supervision, regulation and examination by the Massachusetts Division of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Benjamin Franklin Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The Massachusetts Commissioner of Banks’s approval is required for a Massachusetts bank to establish or close branches, merge with other banks, organize a holding company, issue stock and undertake certain other activities.
      In response to a Massachusetts law enacted in 1996, the Massachusetts Commissioner of Banks adopted rules that generally give Massachusetts banks powers equivalent to those of national banks. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.
      Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the commonwealth which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. See also “— Federal Regulations — Investment Activities” for federal restrictions on equity investments. At the present time, Benjamin Franklin Bank does not have authority to invest in equity securities.
      Lending Activities. Massachusetts banking laws grant banks broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a stock bank may not exceed 20.0% of the total of the capital stock, surplus account and undivided profits (for banks with capital of at least $500,000) and may not exceed 20.0% of the capital stock or 10.0% of the total of the capital stock, surplus account and undivided profits, whichever is greater (for all other banks).
      Dividends. A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.
      Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may under certain circumstances suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to Benjamin Franklin Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorneys’ fees in the case of certain violations or those statutes.
      Insurance Sales. Massachusetts banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved its plan of operation for insurance activities and it obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose.
      DIF. All Massachusetts-chartered savings banks are required to be members of the Deposit Insurance Fund of the Depositors Insurance Fund of Massachusetts, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The DIF is authorized to charge savings banks an annual assessment of up to 1/50th of 1.0% of a savings bank’s deposit balances in excess of amounts insured by the FDIC.

Federal Regulations
      Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Benjamin Franklin Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholders’ equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.
      The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0.0% to 100.0%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0.0% risk weight, loans secured by one- to four-family residential properties generally have a 50.0% risk weight, and commercial loans have a risk weighting of 100.0%.
      State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.
      The Federal Deposit Insurance Corporation Improvement Act (FDICIA) required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.
      As a bank holding company, Benjamin Franklin Bancorp is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. On a pro forma consolidated basis, after the offering, Benjamin Franklin Bancorp’s pro forma stockholders’ equity will exceed these requirements.

      Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Most recently, the agencies have established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.
      Investment Activities. Since the enactment of FDICIA, all state-chartered FDIC insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. FDICIA and the FDIC permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less. Such authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk. Benjamin Franklin does not currently have authority to invest in equity securities. In addition, the FDIC is authorized to permit state-chartered banks institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.
      Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.
      Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.
      The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2004, Benjamin Franklin Bank was a “well capitalized” institution.

      “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
      Transactions with Affiliates. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.
      The Gramm-Leach-Bliley Act amended several provisions of section 23A and 23B of the Federal Reserve Act. The amendments provide that so-called “financial subsidiaries” of banks are treated as affiliates for purposes of sections 23A and 23B of the Federal Reserve Act, but the amendment provides that (i) the 10.0% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.
      Effective April 1, 2003, the Federal Reserve Board adopted Regulation W that deals with the provisions of Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretations and provisions (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.
      In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution’s loans to one borrower limit, generally equal to 15.0% of the institution’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.
      Enforcement. The FDIC has extensive enforcement authority over insured savings state banks, including Benjamin Franklin Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
      Insurance of Deposit Accounts. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. Bank Insurance Fund members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. For 2004 and 2003, Benjamin Franklin Bank’s total FDIC assessment was $58,298 and $60,679, respectively. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of Benjamin Franklin Bank.
      The FDIC may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of Benjamin Franklin Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System
      The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $42.1 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and for amounts greater than $42.1 million, 10.0% (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%), against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Benjamin Franklin Bank is in compliance with these requirements.

Federal Home Loan Bank System
      Benjamin Franklin Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Benjamin Franklin Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2004 of $4.5 million. At December 31, 2004, Benjamin Franklin Bank had $76.3 million in Federal Home Loan Bank advances.
      The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. For 2004 and 2003, cash dividends from the Federal Home Loan Bank to Benjamin Franklin Bank amounted to approximately $110,090 and $112,997, respectively. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank stock held by Benjamin Franklin Bank.

Holding Company Regulation
      General. As a bank holding company, Benjamin Franklin Bancorp is subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.
      As a bank holding company, Benjamin Franklin Bancorp must obtain the approval of the Federal Reserve Board before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5.0% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. In addition, Benjamin Franklin Bancorp must obtain the approval of the Massachusetts Board of Bank Incorporation before becoming a “bank holding company” for Massachusetts law purposes. Under Massachusetts law, a bank holding company is generally defined as a company that directly or indirectly owns, controls or holds with power to vote 25.0% of the voting stock of each of two or more banking institutions.
      Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.
      The Banking Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5.0% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by

Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-payout, non-operating basis; (vi) selling money orders, travelers’ checks and United States Savings Bonds; (vii) real estate and personal property appraising; (viii) providing tax planning and preparation services; (ix) financing and investing in certain community development activities; and (x) subject to certain limitations, providing securities brokerage services for customers. Benjamin Franklin Bancorp has no present plans to engage in any of these activities.
      Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”
      Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10.0% or more of the consolidated net worth of the bank holding company. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, is “well managed” within the meaning of the Federal Reserve Board regulations and is not subject to any unresolved supervisory issues.
      Financial Modernization. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. Benjamin Franklin Bancorp has not submitted notice to the Federal Reserve Board of its intent to be deemed a financial holding company. However, it is not precluded from submitting a notice in the future should it wish to engage in activities only permitted to financial holding companies.

Miscellaneous Regulation
      Community Reinvestment Act. Under the Community Reinvestment Act (CRA), as amended as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Benjamin Franklin Bank’s latest FDIC CRA rating was “satisfactory.”
      Massachusetts has its own statutory counterpart to the CRA which is also applicable to Benjamin Franklin Bank and Chart Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Benjamin Franklin Bank’s most recent rating under Massachusetts law was “high satisfactory.”
      Consumer Protection And Fair Lending Regulations. Massachusetts savings banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.
Risk Factors That May Affect Future Results
      The following risk factors are relevant to our future results and financial success, and you should read them with care:

Our Financial Success Depends In Part On The Success Of Our Acquisition of Chart Bank.
      Our future operating performance will depend, in part, on the success of the merger with Chart Bank, which will be the largest merger Benjamin Franklin Bancorp has consummated. The success of the merger will, in turn, depend on a number of factors, including our ability to:

•	integrate into Benjamin Franklin Bank the operations and branches of Chart Bank,

•	retain Chart Bank’s deposits and customers,

•	control future non-interest expenses in a manner that enables us to improve our overall operating efficiencies,

•	retain and integrate key personnel of Chart Bank into our operations, particularly those with specialized expertise in the ATM management business operated by Chart Bank’s subsidiary, Creative Strategic Solutions, Inc.
      Integration of Chart Bank into Benjamin Franklin Bank following the merger will require the dedication of the time and resources of our management and may temporarily distract management’s attention from our day-to-day business. No assurance can be given that we will successfully integrate Chart Bank’s operations into our own, or that we will achieve anticipated benefits of the merger or achieve earnings results in the future similar to those we, or Chart Bank, have achieved in the past. Further, no assurance can be given that we will effectively manage any growth resulting from the merger.

Our Commercial Real Estate, Construction And Commercial Business Loans May Expose Us To Increased Credit Risks, And This Risk Will Increase If We Succeed In Increasing These Types Of Loans.
      Residential real estate loans represent a smaller proportion of our loan portfolio than the average for savings institutions in New England. As of December 31, 2004, commercial real estate, construction and commercial business loans represented 30.9% of our loan portfolio. This percentage would have been 41.2% on a pro forma basis as of that date with the acquisition of Chart Bank, and we intend to grow commercial real estate and commercial business loans further as a proportion of our portfolio over the next several years. Construction loans, while they are not likely to increase as a percentage of total loans, are expected to increase in absolute terms in line with the overall growth in the bank’s loan portfolio. In general, construction loans, commercial real estate loans and commercial business loans generate higher returns, but also pose greater credit risks, than do owner-occupied residential mortgage loans. As our various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.
      The repayment of construction and commercial real estate loans depends on the business and financial condition of borrowers and, in the case of construction loans, on the economic viability of projects financed. A number of our borrowers have more than one construction or commercial real estate loan outstanding with us. Further, these loans are concentrated primarily in Eastern Massachusetts. Economic events and changes in government regulations, which we and our borrowers cannot control, could have an adverse impact on the cash flows generated by properties securing our construction and commercial real estate loans and on the values of the properties securing those loans. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions. We held $114.6 million in construction and commercial real estate loans in our loan portfolio as of December 31, 2004 representing 29.7% of total loans on that date. On a pro forma basis on that date, assuming that the merger with Chart Bank had been completed, we would have had $222.8 million of these loans in our portfolio representing 40.0% of total loans.
      We make both secured and some short-term unsecured commercial business loans, holding $4.4 million of these loans in our loan portfolio as of December 31, 2004, representing 1.1% of total loans on that date. On a pro forma basis on that date, assuming that the merger with Chart Bank had been completed, we would have had $9.4 million of commercial business loans in our portfolio, representing 1.7% of total loans. Repayment of both secured and unsecured commercial business loans depends substantially on borrowers’ underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial business loans are generally collateralized by equipment, leases, inventory and accounts receivable. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Our Continuing Concentration Of Loans In Our Primary Market Area May Increase Our Risk.
      Our success depends primarily on the general economic conditions in the counties in which we conduct business, and in the Boston metropolitan area in general. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Norfolk and Worcester Counties, Massachusetts, southwest of Boston, and to lesser degree in Middlesex and Suffolk Counties, which include the City of Boston and areas east of Boston. Following our proposed acquisition of Chart Bank, we will expand our presence in Middlesex and Suffolk Counties. The local economic conditions in our market area have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would affect these local economic conditions and could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Our Return On Equity May Initially Be Low Compared To Other Financial Institutions. A Low Return Could Lower The Trading Price Of Our Common Stock.
      Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity may be reduced due to the expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and planned stock-based incentive plan. The increase in our core deposit intangible asset created by the Chart Bank acquisition will also have a negative impact on our return on equity, and if our periodic evaluation of the goodwill created by the Chart Bank acquisition results in a determination of impairment, we would be required to reduce its carrying value through a charge to earnings. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below the industry average for public thrifts, which may negatively affect the value of our common stock.

We May Have Difficulty Meeting Our Branch Expansion Goals, And Our Branch Expansion Strategy May Not Be Accretive To Earnings.
      Our growth plans include the opening of new branch offices in communities located between the Benjamin Franklin Bank and Chart Bank franchises as well as in other communities contiguous to those currently served by Benjamin Franklin Bank. Our ability to establish new branches will depend upon whether we can identify suitable sites and negotiate acceptable lease or purchase and sale terms, and we may not be able to do so, or it may take longer than we expect. Moreover, once we establish a new branch, numerous factors will contribute to its performance, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to gather significant loans and deposits to generate enough income to offset its expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. There can be no assurance that our branch expansion strategy will be accretive to our earnings, or that it will be accretive to earnings within a reasonable period of time.

Strong Competition Within Our Market Area May Limit Our Growth And Profitability.
      We face significant competition both in attracting deposits and in the origination of loans. Savings banks, credit unions, savings and loan associations and commercial banks operating in our primary market area have historically provided most of our competition for deposits. In addition, and particularly in times of high interest rates, we face additional and significant competition for funds from money-market mutual funds and issuers of corporate and government securities. Competition for the origination of real estate and other loans comes from other thrift institutions, commercial banks, insurance companies, finance companies, other institutional lenders and mortgage companies. Many of our competitors have substantially greater financial and other resources than ours. Moreover, we may face increased competition in the origination of loans if competing thrift institutions convert to stock form, because such converting thrifts would likely seek to invest their new capital into loans. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over us. This advantage places significant competitive pressure on the prices of our loans and deposits.

Our Ability to Grow May Be Limited if We Cannot Make Acquisitions.
      In an effort to increase our loan and deposit growth, we will continue to seek to expand our banking franchise, including through acquisitions of other financial institutions or branches if opportunities arise. Our ability to grow through selective acquisitions of other financial institutions or branches will depend on successfully identifying, acquiring and integrating them. We compete with other financial institutions with respect to proposed acquisitions. We cannot assure you that we will be able to identify attractive acquisition candidates or make acquisitions on favorable terms. In addition, we cannot assure you that we can successfully integrate any acquired financial institutions or branches into our banking organization in a timely or efficient manner, that we will be successful in retaining existing customer relationships or that we can achieve anticipated operating efficiencies.

We Operate In A Highly Regulated Environment And May Be Adversely Affected By Changes In Law And Regulations.
      We are subject to extensive regulation, supervision and examination. See “Regulation and Supervision.” Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board, other state or federal regulators, the United States Congress or the Massachusetts legislature could have a material adverse effect on our business, financial condition, results of operations and cash flows.
      We are subject to regulations promulgated by the Massachusetts Division of Banks, as our chartering authority, and by the FDIC as the insurer of our deposits up to certain limits. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston. In addition, the Federal Reserve Board regulates and oversees Benjamin Franklin Bancorp, as a Bank holding company.
      This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and Massachusetts’s deceptive acts and practices law. These laws also permit private individual and class action law suits and provide for the recovery of attorneys fees in certain instances. No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely.

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations.
      Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference, or spread, between our gross interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements, including our adjustable-rate mortgage loans, which represent the largest portion of our residential loan portfolio. Changes in interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. Because, as a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in our interest rate spread and net interest income.
      Changes in interest rates also affect the value of our interest-earning assets, including, in particular, the value of our investment securities portfolio. Generally, the value of investment securities fluctuates inversely with changes in interest rates. At December 31, 2004, our securities portfolio totaled $93.3 million, including $86.1 million of securities available for sale. Unrealized gains and losses on securities available for sale are reported as a separate component of surplus, net of related taxes. Decreases in the fair value of securities available for sale therefore would have an adverse affect on our stockholders’ equity. We are also subject to reinvestment risk relating to interest rate movements. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are not able to reinvest funds from such prepayments at rates that are comparable to the rates on the prepaid loans or securities. On the other hand, increases in interest rates on adjustable-rate mortgage loans result in larger mortgage payments due from borrowers, which could potentially increase our level of loan delinquencies and defaults.

The Issuance of Additional Shares May Dilute the Ownership Interest of Common Stockholders.
      The exact number of shares of common stock to be issued in the conversion will not be determined until we obtain an updated appraisal immediately prior to the completion of the sale of the common stock. However, in general, the higher the number of shares of common stock issued, the lower our pro forma net income per share and pro forma stockholders’ equity per share, and the higher the purchase price of a share of our common stock as a percentage of pro forma stockholders’ equity per share and as a multiple of net income per share. Due to the intangibles (goodwill and core deposit value) created from the acquisition of Chart Bank, our pro forma tangible stockholders’ equity per share increases with a higher number of common shares issued, and therefore the purchase price of a share of our common stock as a percentage of pro forma stockholders’ tangible equity per share decreases. In addition, the issuance of shares to stockholders of Chart Bank in connection with the merger will dilute the ownership interest of purchasers of shares of common stock in the conversion.

Relatively High Price to Pro Forma Tangible Stockholders’ Equity May Negatively Affect After-Market Stock Performance Compared with Other Recently Converted Institutions.
      As a result of the relatively high purchase price of a share of our common stock as a percentage of pro forma tangible stockholders’ equity per share, the after-market performance of our common stock may be less favorable during the period immediately following the conversion than the price performance of common stock sold in recent mutual-to-stock conversions.
      The purchase price of a share of our common stock as a percentage of pro forma tangible stockholders’ equity per share exceeds by a significant amount the comparable ratios with respect to common stock sold in standard mutual-to-stock conversions to date that do not also involve acquisitions of other financial institutions. The ratio of purchase price to pro forma tangible stockholders’ equity is also consistent with or in excess of the comparable ratios of the two recent conversions involving acquisitions of other financial institutions: NewAlliance Bancshares, Inc. and KNBT Bancorp, Inc. Although the common stock of those companies experienced significant market appreciation immediately following the offerings, and both stocks continue to trade well above the initial offering price, there can be no assurance that our common stock will not trade below $10.00 per share, as has been the case for some converted mutual institutions, including some institutions that have recently converted. The increase in any particular company’s stock price is subject to various factors, including the amount of proceeds a company raises, the market in which it operates and the quality of management and management’s ability to deploy the conversion proceeds. In addition, stock prices may be affected by general market conditions, the interest rate environment, the market for financial institutions, merger or takeover transactions, the presence of professional and other investors who purchase stock on speculation, as well as other unforeseeable events not necessarily in the control of management. Finally, those transactions occurred primarily during a falling interest rate environment, during which time the market for financial institution stocks typically increases. If interest rates rise, our net interest income and the value of our assets could be reduced, which could negatively affect our stock price.

Our Stock-Based Benefit Plans Will Increase Our Costs, Which Will Reduce Our Income.
      We have adopted an employee stock ownership plan, and we expect to adopt a stock-based incentive plan after the conversion, subject to stockholder approval. The allocation to employees of shares under the employee stock ownership plan and the granting of restricted stock awards and stock options under the stock-based incentive plan will increase our future compensation costs, thereby reducing our earnings.

The Implementation of Stock-Based Benefit Plans Will Dilute Your Ownership Interest.
      We expect to adopt a stock-based incentive plan following the conversion, subject to stockholder approval, and such plan could dilute the voting rights of our stockholders. Federal and state banking regulations allow our Board of Directors, and the Board may decide, to adopt one or more stock plans for the benefit of our employees, officers and directors. This stock-based incentive plan will be funded either through open market purchases, if permitted, or from the issuance of authorized but unissued shares of common stock of Benjamin Franklin Bancorp. While our intention is to fund this plan through open market purchases, stockholders will experience a reduction or dilution in ownership interest of approximately 12.9% (approximately 9.1% dilution for stock options and approximately 3.8% dilution for restricted stock awards) in the event newly issued shares are used to fund stock options and stock awards made under this plan.

The Contribution of Shares to the Charitable Foundation Will Dilute Your Ownership Interests and Adversely Affect Net Income in 2005.
      In connection with our conversion from mutual to stock form, we will contribute to the Benjamin Franklin Bank Charitable Foundation 400,000 shares of our common stock, valued at the $10 offering price. Persons purchasing shares in the offering will have their ownership and voting interests in Benjamin Franklin Bancorp diluted by this contribution.
      This contribution will have a material adverse effect on our reported net income for the quarter and year in which the contribution to the Benjamin Franklin Bank Charitable Foundation is made. Assuming that the contribution will be fully deductible, the after-tax expense of the contribution will reduce net income that we report in our 2005 fiscal year by approximately $2.6 million. If the contribution is determined to be less than fully deductible, then the after-tax expense recorded in that quarter could be a maximum of $4.0 million.
      We believe that our contribution to the Benjamin Franklin Bank Charitable Foundation should be deductible for federal income tax purposes. However, we do not have any assurance that the IRS will grant tax-exempt status to the Benjamin Franklin Bank Charitable Foundation. If the contribution is not deductible, we would not receive any tax benefit from the contribution. In addition, even if the contribution is tax deductible, we may not have sufficient profits to be able to fully use the deduction over the six years allowed.

We Have Never Issued Stock and We Cannot Guarantee That An Active Trading Market Will Develop.
      As a mutual institution, Benjamin Franklin Bancorp has never issued capital stock and, consequently, there is currently no existing market for our common stock. We have received approval to have our common stock quoted on the Nasdaq National Market under the symbol “BFBC” subject to the completion of the conversion and compliance with initial listing conditions, including the presence of at least three market makers.
      A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, the presence of which is dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. Accordingly, there can be no assurance that an active and liquid trading market for our common stock will develop or that, if developed, it will continue. The failure of an active and liquid trading market to develop would likely have a material adverse effect on the value of the our common stock. In addition, no assurance can be given that a purchaser in the conversion will be able to resell our common stock at or above the purchase price of the shares, nor can any assurance be given that a Chart Bank stockholder receiving shares in the merger will be able to sell those shares at or above the $10 price used in the calculation of the exchange ratio for the merger.

Our Stock Value May Suffer From Anti-Takeover Provisions That May Impede Potential Takeovers.
      Our governing statute, and our articles and by-laws, contain provisions (sometimes known as anti-takeover provisions) that may impede efforts to acquire us, or stock purchases in furtherance of an acquisition, even though acquisition efforts or stock purchases might otherwise have a favorable effect on the price of our common stock. Those provisions will also make it more difficult to remove our board and management. The Massachusetts Business Corporation Law provides for staggered directors’ terms, limits the stockholders’ ability to remove directors and empowers only the directors to fill board vacancies. Even if our board elects to opt out of these statutory provisions, our articles contain similar provisions. Our articles and by-laws also provide for, among other things, restrictions on the acquisition of more than 10.0% of our outstanding voting stock for a period of five years after completion of the conversion, and approval of certain actions, including certain business combinations, by specified percentages of our “disinterested Directors” (as defined in the articles) or by specified percentages of the shares outstanding and entitled to vote. The articles also authorize the Board of Directors to issue shares of preferred stock, the rights and preferences of which may be designated by the Board, without the approval of our stockholders. The articles also establish supermajority voting requirements for amendments to the articles and by-laws, limit stockholders’ ability to call special meetings of stockholders, and impose advance notice provisions on stockholders’ ability to nominate directors or to propose matters for consideration at stockholder meetings.
      Our employee stock ownership plan, which expects to purchase a number of shares equal to 8.0% of the shares issued in the offering, contains provisions that permit participating employees to direct the voting of shares held in the employee stock ownership plan, and those provisions may have anti-takeover effects.
      The Benjamin Franklin Bank Charitable Foundation will be funded with 400,000 shares of our common stock, approximately 4.7% of the shares expected to be issued and outstanding after the conversion, including shares issued to the Chart Bank stockholders in the merger. The Benjamin Franklin Bank Charitable Foundation’s Board of Directors will consist of current directors of Benjamin Franklin Bancorp.
      Federal and state regulations and laws may also have anti-takeover effects. The Change in Bank Control Act and the Bank Holding Company Act, together with Federal Reserve Board regulations under those acts, require that a person obtain the consent of the Federal Reserve Board before attempting to acquire control of a bank holding company. In addition, Massachusetts laws place certain limitations on acquisitions of the stock of banking institutions and imposes restrictions on business combination transactions between publicly held Massachusetts corporations and stockholders owning 5% or more of the stock of those corporations.

Risks Related To Prior Auditors Of Benjamin Franklin Bancorp
      Arthur Andersen LLP, which audited the financial statements included in this prospectus of Benjamin Franklin Bancorp for the year ended December 31, 2001, was convicted on June 15, 2002 of federal obstruction of justice arising from the government’s investigation of Enron Corp. As it has ceased operations, Arthur Andersen LLP has not consented to include in this prospectus their report on the financial statements of Benjamin Franklin Bancorp for the year ended December 31, 2001. Under Section 11 of the Securities Act of 1933, investors may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in the 2001 financial statements of Benjamin Franklin Bancorp included in this prospectus.

Forward-Looking Statements
      This Annual Report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
      These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	our ability to consummate the acquisition of Chart Bank;

•	our ability to integrate the Chart Bank merger successfully;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; and

•	changes in our organization, compensation and benefit plans; and

•	the risk factors described above.
      Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We discuss these and other uncertainties in “Risk Factors.” We disclaim any intent or obligation to update forward-looking statements whether in response to new information, future events or otherwise.

Item 2.	Properties
      Benjamin Franklin Bank conducts its business through its main office located in Franklin, Massachusetts and five other offices located southeast of the Boston metropolitan area. All of Benjamin Franklin Bank’s office facilities are owned by the Bank. The following table sets forth information about our offices as of December 31, 2004:

		Year
	Location	Opened

Main Office:	58 Main Street, Franklin, MA 02038	1935
Branch Offices:	231 East Central St., Franklin, MA 02038	1998
	4 North Main St., Bellingham, MA 02019	1982
	1 Mechanic St., Foxborough, MA 02035	1998
	76 North Street, Medfield, MA 02052	1998
	221 Main Street, Milford, MA 01757	1992

Item 3.	Legal Proceedings
      Benjamin Franklin Bancorp is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the financial condition and results of operations of Benjamin Franklin Bancorp.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      (a)(1) Market Information.
      We have not previously issued common stock, so there is currently no established market for the common stock. We have received approval to have our common stock quoted on the Nasdaq National Market under the symbol “BFBC” after completion of the offering. Ryan Beck & Co., Inc. has advised us that it intends to make a market in the common stock following the conversion, but is under no obligation to do so. We will encourage and assist additional market makers to make a market in our common stock.
      The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or the control of any market maker. The number of active buyers and sellers of the common stock at any particular time may be limited. Under such circumstances, our stockholders could have difficulty selling their shares on short notice, and, therefore, should not view the common stock as a short-term investment. We cannot assure you that an active trading market for the common stock will develop or that, if it develops, it will continue, nor can we assure you that you will be able to sell shares of our common stock at any particular price.
      (a)(2) Holders.
      There are currently no holders of our common stock, as noted above.
      (a)(3) Dividends.
      Following completion of the conversion and related public offering, our Board of Directors will have the authority to declare dividends on our common stock, subject to statutory and regulatory requirements. In the future, our Board intends to consider a policy of paying cash or stock dividends on the common stock. However, no decision has been made with respect to whether or when the payment of dividends may occur. The payment of dividends will depend upon a number of factors, including capital requirements, Benjamin Franklin Bancorp’s and Benjamin Franklin Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.
      The only funds available for the payment of dividends on the capital stock of Benjamin Franklin Bancorp will be cash and cash equivalents held by Benjamin Franklin Bancorp, dividends paid by Benjamin Franklin Bank to Benjamin Franklin Bancorp and borrowings. Benjamin Franklin Bank will be prohibited from paying cash dividends to Benjamin Franklin Bancorp to the extent that any such payment would reduce Benjamin Franklin Bank’s capital below required capital levels or would impair the liquidation account to be established for the benefit of Benjamin Franklin Bank’s eligible account holders and supplemental eligible account holders at the time of the conversion.
      FDIC regulations limit Benjamin Franklin Bank’s ability to pay dividends to Benjamin Franklin Bancorp under certain circumstances. For example, Benjamin Franklin Bank could not pay dividends if it was not in compliance with applicable regulatory capital requirements. In addition, Massachusetts law provides that dividends may not be declared, credited or paid by Benjamin Franklin Bank so long as there is any impairment of capital stock. No dividend may be declared on Benjamin Franklin Bank’s common stock for any period other than for which dividends are declared upon preferred stock, except as authorized by the Massachusetts Commissioner of Banks. The approval of the Commissioner is also required for Benjamin Franklin Bank to declare a dividend, if the total of all dividends declared by it in any calendar year shall exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

(a)(4)	Securities Authorized for Issuance under Equity Compensation Plans.
      Not applicable.
      (b) Not applicable.
      (c) Not applicable.

Item 6.	Selected Financial Data
      The following tables contain certain information concerning the consolidated financial position and results of operations of Benjamin Franklin Bancorp at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements of Benjamin Franklin Bancorp, M.H.C. and Subsidiaries and notes thereto appearing in Item 8 of this Annual Report and Management’s Discussion and Analysis appearing in Item 7 of this Annual Report. The selected financial data and selected operating data of Benjamin Franklin Bancorp as of December 31, 2004, 2003 and 2002 and for the years then ended have been derived from Benjamin Franklin Bancorp’s consolidated financial statements which have been audited by Wolf & Company, P.C., the independent registered public accounting firm.
      The selected financial condition data and selected operating data of Benjamin Franklin Bancorp at or for the years ended December 31, 2001 and 2000 have been derived from Benjamin Franklin Bancorp’s consolidated financial statements that have been audited by Arthur Andersen LLP. Because Arthur Andersen has ceased accounting and auditing operations, Benjamin Franklin Bancorp is unable to obtain written consent of Arthur Andersen to incorporate their report in this prospectus. Because Arthur Andersen has not consented to incorporating their report in this prospectus, investors will not be able to recover against Arthur Andersen in connection with the use of their report. In addition, the ability of Arthur Andersen to satisfy any claims (including claims arising from its provision of auditing and other services to Benjamin Franklin Bancorp) is limited as a result of the diminished amount of assets of Arthur Andersen that are now or may in the future be available to satisfy claims.

	At December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$517,393	$458,844	$452,230	$430,084	$443,092
Loans, net	383,373	288,862	261,933	257,566	284,232
Investment securities	93,262	110,254	114,728	86,136	112,884
Deposits	396,499	380,257	373,300	360,979	388,332
Short-term borrowings	4,250	—	—	—	19,400
Long-term debt(1)	81,000	45,000	45,000	36,000	6,000
Retained earnings	31,328	29,301	29,814	26,937	24,794

(1)	Long-term debt includes advances from the Federal Home Loan Bank of Boston and subordinated debt. See “Business — Sources of Funds — Borrowings.”

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$20,795	$19,532	$21,406	$26,441	$28,064
Interest expense	7,032	6,752	7,594	12,397	16,216

Net interest income	13,763	12,780	13,812	14,044	11,848
Provision for loan losses	620	625	1,412	51	1

Net interest income after provision for loan losses	13,143	12,155	12,400	13,993	11,847
Non-interest income	2,148	2,990	1,285	1,752	1,819
Gain (loss) on sales of securities, net	(24)	86	1,569	(2,529)	(6,784)
Non-interest expense	12,686	12,724	12,115	11,565	10,851

Income (loss) before income tax expense	2,581	2,507	3,139	1,651	(3,969)
Income tax expense(1)	892	819	443	1,610	708

Net income (loss)	$1,689	$1,688	$2,696	$41	$(4,677)

(1)	Refer to Item 7, “Management’s Discussion and Analysis,” for discussion of changes in income tax expense for the periods from 2002 forward. For the year ended December 31, 2000, Benjamin Franklin recorded income tax expense of $708,000 despite incurring a pre-tax loss. This is because a valuation allowance was established for a deferred tax asset associated with an impairment charge we recorded to reflect unrealized net losses on equity securities. In 2001, the effective tax rate was unusually high, at 97.5%, because the valuation allowance was increased by $1.0 million due to the fact that the capital losses on sales of securities realized during the year were not deductible for tax purposes.

	At or For the Years Ended December 31,

	2004	2003	2002	2001	2000

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.34%	0.36%	0.61%	0.01%	(1.09)%
Return on equity (ratio of net income to average equity)	5.59%	5.65%	9.45%	0.16%	(16.32)%
Average interest rate spread(1)	2.63%	2.76%	3.32%	3.30%	2.87%
Net interest margin(2)	3.00%	2.98%	3.47%	3.51%	3.57%
Efficiency ratio(3)	79.09%	84.78%	75.69%	72.84%	78.07%
Non-interest expense to average total assets	2.58%	2.73%	2.76%	2.64%	2.53%
Average interest-earning assets to average interest bearing liabilities	123.91%	114.38%	108.04%	106.92%	88.16%
Asset Quality Ratios:
Non-performing assets to total assets	0.07%	0.10%	0.00%	0.04%	0.04%
Non-performing loans to total loans	0.09%	0.16%	0.00%	0.06%	0.06%
Allowance for loan losses to non-performing loans	941.25%	544.92%	115,600.00%	749.68%	603.39%
Allowance for loan losses to total loans	0.82%	0.87%	0.88%	0.46%	0.38%

	At or For the Years Ended December 31,

	2004	2003	2002	2001	2000

Capital Ratios:
Equity to total assets at end of year	6.05%	6.39%	6.59%	6.26%	5.60%
Average equity to average assets	6.13%	6.42%	6.49%	5.82%	6.67%
Risk-based capital ratio (bank only) at end of year	12.26%	13.94%	13.54%	9.65%	7.69%
Other Data:
Number of full service offices	6	6	6	6	6

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents non-interest expense for the period minus expenses related to the amortization of intangible assets divided by the sum of net interest income (before the loan loss provision) plus non-interest income (excluding net gains (losses) on sale of bank assets).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This section is intended to help potential investors understand the financial performance of Benjamin Franklin Bancorp and Benjamin Franklin Bank through a discussion of the factors affecting our financial condition at December 31, 2004, 2003 and 2002 and our consolidated results of operations for the years ended December 31, 2004, 2003 and 2002. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear in Item 8 of this Annual Report. In this section, we sometimes refer to Benjamin Franklin Bank and Benjamin Franklin Bancorp together as “Benjamin Franklin” since the financial condition and results of operation of Benjamin Franklin Bancorp closely reflect the financial condition and results of operation of its sole operating subsidiary, Benjamin Franklin Bank.
Overview
      Income. Benjamin Franklin Bancorp’s results of operations are dependent mainly on net interest income, which is the difference between the income earned on its loan and investment portfolios and interest expense incurred on its deposits and borrowed funds. Results of operations are also affected by fee income from banking and non-banking operations, provisions for loan losses, gains (losses) on sales of loans and securities available for sale, loan servicing income and other miscellaneous income.
      Expenses. Benjamin Franklin’s expenses consist primarily of compensation and employee benefits, office occupancy, technology, marketing, general administrative expenses and income tax expense.
      Results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact Benjamin Franklin’s financial condition and results of operations.
Critical Accounting Policies
      Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. Benjamin Franklin considers the following to be critical accounting policies:
      Allowance for Loan Losses. This accounting policy is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and is based on a periodic review of the collectibility of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. For a full discussion of the allowance for loan losses, please refer to “Business — Asset Quality” in Item 1.
      Income Taxes. Benjamin Franklin uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance related to deferred tax assets is established when, in management’s judgment, it is more likely than not that all or a portion of such deferred tax assets will not be realized. Deferred tax assets applicable to capital loss carryforwards that expire in 2006 are recoverable only to the extent that capital gains can be realized during the carryforward period. Accordingly, given Benjamin Franklin’s limited opportunity to realize capital gains through the sale of capital assets within the required timeframe, management has provided a valuation allowance of $2.3 million against 100% of the deferred tax assets related to capital loss carryforwards at December 31, 2004, 2003 and 2002. This valuation allowance is assessed periodically for recoverability. The judgments applied by management consider the likelihood that capital gain income will be realized within the carryforward period in light of Benjamin Franklin’s tax planning strategies and changes in market conditions.
      Intangible Assets. Benjamin Franklin considers accounting for goodwill to be critical because significant judgment is exercised in performing periodic valuations of this asset, which arose through the acquisition of Foxboro National Bank. Goodwill is evaluated for potential impairment on an annual basis as of each December 31st, or more frequently if events or circumstances indicate a potential for impairment. At the time of acquisition, the operations of Foxboro National Bank were combined with the operations of Benjamin Franklin based on similar economic characteristics. Accordingly, discrete financial information is not separately maintained to evaluate the operating results of the former Foxboro National Bank and, as a result, in performing a goodwill impairment evaluation, Benjamin Franklin measures the fair value of the entire company, rather than that of Foxboro separately. If impairment is detected, the carrying value of goodwill is reduced through a charge to earnings. The evaluation of goodwill involves estimations of discount rates and the timing of projected future cash flows, which are subject to change with changes in economic conditions and other factors. Such changes in the assumptions used to evaluate this intangible asset affect its value and could have a material adverse impact on Benjamin Franklin’s results of operations.
      This discussion has highlighted those accounting policies that management considers to be critical, however all accounting policies are important, and therefore the reader is encouraged to review each of the policies included in Note 1 to the Consolidated Financial Statements to gain a better understanding of how Benjamin Franklin’s financial performance is measured and reported.
Analysis of Net Interest Income
      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

      The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Years Ended December 31,

	2004			2003			2002

	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$338,198	$17,320	5.12%	$270,342	$15,530	5.74%	$249,260	$16,322	6.55%
Investment securities	107,122	3,336	3.11%	122,570	3,450	2.81%	89,295	4,166	4.67%
Interest-earning deposits	13,367	139	1.04%	35,293	552	1.56%	58,980	918	1.56%

Total interest-earning assets	458,687	20,795	4.53%	428,205	19,532	4.56%	397,535	21,406	5.38%
Non-interest-earning assets	33,838			37,495			41,978

Total assets	$492,525			$465,700			$439,513

Interest-bearing liabilities:
Savings deposits	$98,753	490	0.50%	$93,501	465	0.50%	$83,878	567	0.68%
Money market	53,246	535	1.00%	48,256	392	0.81%	45,648	617	1.35%
NOW accounts	23,657	36	0.15%	60,751	92	0.15%	69,832	221	0.32%
Certificates of deposits	134,034	3,305	2.47%	126,856	3,538	2.79%	131,073	4,451	3.40%

Total deposits	309,690	4,366	1.41%	329,364	4,487	1.36%	330,431	5,856	1.77%
Short-term borrowings	5,289	92	1.74%	—	—	0.00%	—	—	0.00%
Long-term debt	55,208	2,574	4.66%	45,001	2,265	5.03%	37,504	1,738	4.63%

Total interest-bearing liabilities	370,187	7,032	1.90%	374,365	6,752	1.80%	367,935	7,594	2.06%
Non-interest bearing liabilities	92,124			61,454			43,041

Total liabilities	462,311			435,819			410,976
Equity	30,214			29,881			28,537

Total liabilities and equity	$492,525			$465,700			$439,513

Net interest income		$13,763			$12,780			$13,812

Net interest rate spread(3)			2.63%			2.76%			3.32%
Net interest-earning assets(1)	$88,500			$53,840			$29,600

Net interest margin(2)			3.00%			2.98%			3.47%
Average interest-earning assets to interest-bearing liabilities			123.91%			114.38%			108.04%

(1)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities at December 31, 2004 and for the years ended December 31, 2004, 2003 and 2002.

      The following table presents the dollar amount of changes in interest income and interest expense for the major categories of Benjamin Franklin’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31,

	2004 vs. 2003			2003 vs. 2002

	Increase (Decrease)			Increase (Decrease)
	Due to		Total	Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

			(Dollars in thousands)
Interest-earning assets:
Loans	$3,898	$(2,108)	$1,790	$1,381	$(2,173)	$(792)
Investment securities	(435)	321	(114)	1,552	(2,268)	(716)
Interest-earning deposits	(343)	(70)	(413)	(369)	3	(366)

Total interest-earning assets	3,120	(1,857)	1,263	2,564	(4,438)	(1,874)

Interest-bearing liabilities:
Savings deposits	25	—	25	65	(166)	(101)
Money markets	40	103	143	35	(260)	(225)
NOW accounts	(56)	—	(56)	(29)	(102)	(131)
Certificates of deposits	200	(433)	(233)	(143)	(769)	(912)

Total deposits	209	(330)	(121)	(72)	(1,297)	(1,369)
Short-term borrowings and long-term debt	514	(113)	401	347	180	527

Total interest-bearing liabilities	723	(443)	280	275	(1,117)	(842)

Change in net interest income	$2,397	$(1,414)	$983	$2,289	$(3,321)	$(1,032)

Comparison of Financial Condition At December 31, 2004 and December 31, 2003
      Total Assets. Total assets increased by $58.5 million, or 12.8%, from $458.8 million at December 31, 2003 to $517.4 million at December 31, 2004. This increase was largely the result of an increase in the loan portfolio, offset by reductions in cash, short-term investments and investment securities.
      Cash and Short-term Investments. Cash and correspondent bank balances decreased by $6.0 million to $8.7 million as of December 31, 2004 when compared to December 31, 2003. Over the same period, short-term investments, comprised of overnight fed funds sold and money market funds, decreased $15.5 million to $5.5 million at December 31, 2004. These reductions in short-term liquidity served primarily to fund increases in Benjamin Franklin Bank’s loan portfolio.
      Securities. The investment portfolio totaled $93.3 million at December 31, 2004, a decrease of $17.0 million, or 15.4%, from $110.3 million at December 31, 2003. This reduction, caused by net pay-downs in mortgage-backed securities totaling $25.4 million, offset by increases in holdings of U.S. federal agency securities and corporate bonds totaling $3.7 million and $5.0 million, respectively, was used to fund growth in Benjamin Franklin Bank’s loan portfolio.
      Net Loans. Net loans as of December 31, 2004 were $383.4 million, an increase of $94.5 million, or 32.7%, over net loan balances of $288.9 million as of December 31, 2003. Loan growth occurred in most product categories, including residential mortgage loans ($69.0 million), commercial real estate

($17.3 million), construction ($4.7 million), and consumer ($5.0 million), offset by a decline in commercial business loans ($1.2 million). The significant growth in residential mortgage loans can be attributed to the attractive rates offered on adjustable-rate mortgages and 15-year bi-weekly mortgage loans.
      Deposits. Deposits increased by $16.2 million to $396.5 million at December 31, 2004, an increase of 4.3% over balances of $380.3 million at December 31, 2003. The largest increases came in certificates of deposit ($13.9 million), money market accounts ($3.1 million) and demand accounts ($2.0 million), offset by a decline in checking accounts ($2.2 million). The deposit increases overall were the result of Benjamin Franklin Bank’s continued marketing and promotional efforts in its market area, including efforts to remain competitive in all of its deposit product offerings.
      Borrowed Funds. Funds borrowed from the Federal Home Loan Bank of Boston increased by $40.3 million to $76.3 million at December 31, 2004, a 111.9% increase over balances of $36.0 million as of December 31, 2003. These additional funds were borrowed in order to fund the continued growth in the Bank’s loan portfolio during the year ended December 31, 2004. The $9.0 million balance in subordinated debt remained unchanged from December 31, 2003 to December 31, 2004.
      Retained Earnings. Retained earnings increased by $2.0 million to $31.3 million at December 31, 2004, an increase of 6.9% from a balance of $29.3 million as of December 31, 2003. This change was the result of net income for the year of $1.7 million and a decline of $365,000 in the net unrealized loss on marketable securities.
Comparison of Operating Results For The Year Ended December 31, 2004 and December 31, 2003
      Net Income. Net income for the year ended December 31, 2004 was $1,689,000, essentially unchanged when compared to net income of $1,688,000 for 2003. A $983,000 increase in net interest income in 2004 was almost entirely offset by a decline in other income of $842,000 and a $110,000 reduction in net gains incurred on sales of securities.
      Net Interest Income. Benjamin Franklin Bancorp earned net interest income of $13.8 million and $12.8 million in the years ended December 31, 2004 and 2003, respectively. The increase between the two periods of $983,000 or 7.7%, is due to a $30.5 million, or 7.1%, increase in average interest-earning assets, and to a lesser degree to a 2 basis point, or 0.7%, increase in the net interest margin. Within earnings assets, higher-yielding loans increased on average by $67.9 million, while lower-yielding investment securities and short-term investments declined by $37.4 million on average. Within Benjamin Franklin’s funding liabilities, the mix shifted somewhat in favor of non-interest bearing accounts, which increased by $30.7 million on average. This shift was caused primarily by a change made in Benjamin Franklin Bank’s primary checking account product in September 2003, whereby the payment of interest was eliminated.
      Interest Income. Interest income rose $1.3 million, or 6.5%, to $20.8 million for the year ended December 31, 2004 from $19.5 million for the year ended December 31, 2003. The increase was caused primarily by a $30.5 million increase in average interest-earning assets, which had the effect of increasing interest income by $3.2 million. Loans increased on average by $67.9 million, offset by decreases in the average balances of investment securities ($15.4 million) and short-term investments ($21.9 million). Despite the fact that the average yield on loans declined from 5.74% for the year ended December 31, 2003 to 5.12% for the same period in 2004, the overall yield on interest earning assets remained almost unchanged at 4.56% and 4.53% for 2003 and 2004, respectively, due to the change in the mix of interest earning assets.
      Interest Expense. Interest expense for the year ended December 31, 2004 increased by $280,000, or 4.1%, to $7.0 million as compared to interest expense of $6.8 million for the year ended December 31, 2003. The effect of a 10 basis point, or 5.6%, increase in the average rates paid on interest-bearing liabilities was offset in part by an increase in non-interest-bearing liabilities, which grew by an average of $30.7 million in the 2004. The increase in average non-interest-bearing liabilities was primarily due to a change made in Benjamin Franklin Bank’s primary checking account product, which was converted to a non-interest bearing account in September 2003.
      Provision for Loan Losses. Benjamin Franklin records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb potential losses inherent in the loan portfolio. Refer to “Business — Asset Quality” for additional information about Benjamin Franklin’s methodology for establishing its allowance for loan losses. Benjamin Franklin recorded $620,000 and $625,000 in loan loss provisions during the years ended December 31, 2004 and 2003, respectively. Provisions in both years were reflective of growth in the loan portfolio, and in the case of the 2003 period, the recording of net charge-offs of $414,000. In 2004, net recoveries of $29,000 were realized. At December 31, 2004, the allowance for loan losses totaled $3.2 million, or 0.82% of the loan portfolio, compared to $2.5 million, or 0.87%, of total loans at December 31, 2003.
      Non-interest Income. Non-interest income for the year ended December 31, 2004 declined to $2.1 million, a reduction of $952,000, or 31.0%, when compared to non-interest income of $3.1 million during the year ended December 31, 2003. An $852,000 decline in gains on loan sales, a $110,000 decrease in gains on sales of securities, an $82,000 reduction in loan servicing fees and a $46,000 reduction in deposit service fees were partially offset by an additional $111,000 in miscellaneous income and a $27,000 increase in income earned on bank-owned life insurance. The decline in gain on loan sales was attributable to the rise in market interest rates in 2004, which in turn caused a decline in the origination of fixed rate residential mortgage loans that the Bank typically sells at a small gain in the secondary market. Loan servicing fee income was also negatively affected by the reduction in fixed rate loan originations sold with servicing rights retained. The increase in miscellaneous income in the 2004 period was primarily attributable to an increase in fees earned on investment product sales, brought about by the addition of a second sales representative in the fourth quarter of 2003.
      Non-interest Expense. Non-interest expense was essentially unchanged at $12.7 million for the years ended 2004 and 2003. Reductions in occupancy and equipment costs, and professional fees were offset by an increase in salaries and employee benefits.
      Salaries and employee benefits expenses increased $820,000, or 12.3%, to $7.5 million for the year ended December 31, 2004. The increase was primarily due to normal merit increases averaging 4.5%, the addition of one senior officer position, and significantly lower deferral of loan origination costs due to a lower volume of loan originations in 2004 when compared to 2003. Occupancy and equipment expenses declined $378,000, or 21.1%, to $1.4 million for the year ended December 31, 2004. Most of this reduction was attributable to a decline in depreciation expense associated with branch-related capital expenditures made five years earlier. Professional fees decreased $611,000, or 62.0%, to $374,000 for the year ended December 31, 2004, due primarily to a decline in legal costs and loan origination expenses.
      Income Taxes. Income tax expense was $892,000 for the year ended December 31, 2004, an increase of $73,000, or 8.9%, compared to $819,000 for the year ended December 31, 2003. The effective tax rates for the 2004 and 2003 years were 34.6% and 32.7%, respectively, and the increase was due to additional income in Benjamin Franklin Bank which is taxed at a higher rate for state tax purposes, and capital losses in 2004 for which Benjamin Franklin Bank received no tax benefit.
Comparison of Financial Condition At December 31, 2003 and December 31, 2002
      Total Assets. Total assets increased by $6.6 million, or 1.5%, from $452.2 million at December 31, 2002 to $458.8 million at December 31, 2003. This increase was largely the result of an increase in the loan portfolio, offset by a reduction in investment securities.
      Cash and Short-term Investments. While cash and correspondent bank balances remained essentially the same from year to year, short-term investments consisting of overnight fed funds sold and money market funds declined by $16.9 million to $21.0 million at December 31, 2003. This reduction in short-term liquidity served primarily to fund an increase in the loan portfolio.

      Securities. The investment portfolio aggregated $103.0 million at December 31, 2003, a decline of $6.5 million, or 5.9%, from $109.5 million at December 31, 2002. Within the securities portfolio, decreases in U.S. Treasury and Agency securities ($37.2 million) and other bonds and obligations ($14.5 million), offset by a $45.3 million increase in holdings of mortgage-backed securities, were used to fund increases in the Bank’s loan portfolio. The change in the securities portfolio mix is due to the more favorable yields available on mortgage-backed securities of like duration.
      Net Loans. Net loans as of December 31, 2003 were $288.9 million, an increase of $26.9 million, or 10.3%, over net loan balances of $261.9 million as of December 31, 2002. Most loan product categories increased during this period, including residential ($7.1 million), commercial real estate ($17.3 million), construction ($2.9 million), and consumer ($0.7 million). In 2003, Benjamin Franklin had its highest level of new loan activity to date, with total originations of $246.9 million, the product of its ability to offer competitive, attractive interest rates resulting from a historically low interest rate environment. Of that amount, $96.3 million of fixed rate loan originations were sold in the secondary market, with servicing rights retained. The low interest rate environment also brought significant refinancing activity, which resulted in total loan repayments and prepayments of $149.6 million during 2003.
      Deposits and Borrowed Funds. Deposits increased slightly, by 1.9% or $7.0 million, to $380.2 million at December 31, 2003 from $373.3 million at December 31, 2002. A modest shift in the mix of deposits occurred with increases in savings accounts ($8.6 million) and money market accounts ($5.9 million), offset by net reductions in demand deposits and NOW accounts ($6.4 million) and certificates of deposit ($1.2 million). Funds borrowed from the Federal Home Loan Bank of Boston remained unchanged from December 31, 2002 to December 31, 2003, at $36 million. The balance of subordinated debt also remained unchanged year over year, at $9.0 million.
      Retained Earnings. Retained earnings declined by $0.5 million to $29.3 million at December 31, 2003, a decrease of 1.7% from a balance of $29.8 million as of December 31, 2002. This change was the result of net income for the year of $1.7 million, offset by an increase in the net unrealized loss on marketable securities of $2.2 million.
Comparison of Operating Results For The Years Ended December 31, 2003 and December 31, 2002
      Net Income. Net income declined $1.0 million, or 37.4%, to $1.7 million for the year ended December 31, 2003 compared to $2.7 million for the year ended December 31, 2002. The decrease was primarily the result of a reduction in net interest income, an increase in operating expenses, an increase in income taxes, offset in part by an increase in other income and a reduction in the provision for loan losses.
      Net Interest Income. The tables on pages 50 and 51 set forth the components of Benjamin Franklin’s net interest income, yields on interest earning assets and interest bearing liabilities, and the effect on net interest income arising from changes in volume and rate.
      Benjamin Franklin earned net interest income of $12.8 million and $13.8 million in the years ended December 31, 2003 and 2002, respectively. The decline between the two periods of $1.0 million, or 7.5%, was caused by a 49 basis point, or 14.1%, reduction in the net interest margin, which had the effect of reducing net interest income by $3.3 million. This was offset in part by an increase in the volume of interest-earning assets, which grew by $30.7 million, or 7.7%, in 2003 as compared to 2002, which served to increase net interest income by $2.3 million.
      Interest Income. Interest income declined $1.9 million, or 8.8%, to $19.5 million for 2003 from $21.4 million for the prior year. The decrease was due to lower average yields on loans and investment securities, which was offset in part by higher average balances in both asset classes. In 2003 as compared to 2002, the yield earned on loans declined by 81 basis points, or 12.4%, to 5.74%, a change that reflected the drop in market interest rates generally in 2003. Offsetting this to some degree was an increase in loans outstanding, which grew by $21.1 million, or 8.5%. Consistent with the lower interest rate environment in 2003, yields on investments securities also dropped significantly when compared to 2002, falling by

186 basis points to 2.81% for the 2003 year. A $9.6 million net increase in the average balances of investment securities and short-term investments in 2003 partially offset the decline in yields.
      Interest Expense. Interest expense declined $842,000, or 11.1%, to $6.8 million for the year ended December 31, 2003 from $7.6 million in the prior year. The primary cause was a reduction in the rates paid on interest-bearing deposit accounts, which declined by 41 basis points, or 23.2%, to 1.36% for 2003 from 1.77% for 2002. The drop in deposit rates reflected the lower interest rate environment generally in 2003 as compared to 2002. The average balances of deposits and short-term Federal Home Loan Bank of Boston borrowings were virtually unchanged from year to year, while the average balance of long-term debt including subordinated debt increased by $7.5 million to an average of $45.0 million for 2003 from $37.5 million for 2002. The effect of the increase in this item, which paid rates equivalent to 5.03% and 4.63% for 2003 and 2002, respectively, was to increase interest expense by $527,000.
      Provision for Loan Losses. Benjamin Franklin’s provision for loan losses decreased by $787,000, or 55.7%, to $625,000 in 2003 from $1.4 million in 2002. Contributing to the higher level of provision in 2002 was the creation of a specific reserve in the amount of $250,000 for a non-performing loan with an outstanding balance of $462,000 at December 31, 2002. This loan was charged-off in its entirety in 2003. Further, in 2002 management decided to increase general reserve levels for the portfolio as a whole after a thorough reevaluation of the Bank’s methodology for establishing the allowance for loan losses. This analysis considered economic conditions, peer comparisons and management’s estimate of losses inherent in the portfolio, and resulted in increases in general reserves for commercial real estate, commercial business and home equity loans. Also affecting the provisions for 2003 and 2002 were net charge-offs aggregating $414,000 and $277,000, respectively. The allowance for loan losses of $2.5 million at December 31, 2003 represented 0.87% of total loans, essentially unchanged when compared to 0.88% at December 31, 2002.
      Non-interest Income. Total non-interest income was $3.1 million in 2003, an increase of $222,000, or 7.8% from $2.9 million for 2002. The increase was primarily the result of a $904,000 rise in gains realized on sales of fixed rate residential mortgage loans sold in the secondary market and the fact that a $741,000 loss realized on the curtailment of the Bank’s pension plan was recognized in 2002, offset in part by a $1.5 million reduction in net gains realized on sales of investment securities. Also contributing to the change between years were a $189,000 decline in loan servicing fees and an increase of $180,000 in other income. The decrease in loan servicing fees was primarily the result of accelerated amortization of mortgage servicing rights due to accelerated principal payments caused by a reduction in market interest rates. The increase in other income was primarily caused by a $50,000 increase in fees earned on investment product sales due to the addition of a second sales representative during 2003 and a $125,000 increase in income from $1.3 million of BOLI contracts Benjamin Franklin purchased in the second half of 2003.
      Non-interest Expense. Non-interest expense increased $609,000, or 5.0%, to $12.7 million in 2003 as compared to $12.1 million in 2002. The largest increases occurred in salaries and benefits and professional fees, offset partially by a reduction in other general and administrative expenses. Salaries and employee benefits expenses increased $518,000, or 8.4%, to $6.7 million for the year ended December 31, 2003. Normal merit increases averaging 4.8% accounted for over half of this difference, supplemented by increases in retirement costs, medical insurance costs and an increase in the incentive bonus plan. Professional fees increased $262,000 or 36.2%, to $985,000 for 2003. This increase was caused primarily by increases in legal fees and loan origination costs. Other general and administrative expenses fell $223,000, or 10.8%, to $1.8 million for the year ended December 31, 2003. Contributing to this decline were reductions in fees paid to Board members, the result of fewer meetings in 2003 than 2002, and a drop in supplies expense as the Bank negotiated more favorable terms with its primary supplies vendor.
      Income Taxes. Income tax expense was $819,000 for the year ended December 31, 2003 an increase of $376,000, or 84.9%, compared to $443,000 for the year ended December 31, 2002. The effective tax rate was 32.7% in 2003 compared to 14.1% in 2002. The effective tax rate was unusually low in 2002 due to a

$524,000 reduction in the deferred tax asset valuation allowance, a reduction made possible by the capital gain income realized on the sale of investment securities during the year.
Losses and Regulatory Action Arising from Equity Investments in 1999 and 2000
      Benjamin Franklin Bank entered into a Memorandum of Understanding (MOU) in June 2001 in response to regulatory concerns over equity investments made by the Bank under prior management in 1999 and 2000. The MOU was lifted in October 2002.
      In February 2001, the FDIC informed the Bank that both the size and concentration of its equity securities portfolio exceeded regulatory limits. The FDIC found that the $36 million equity securities portfolio at March 31, 2000 represented 154.0% of the Bank’s Tier 1 capital, and that technology stocks comprised approximately 50.0% of the total. The FDIC ordered Benjamin Franklin Bank to immediately cease equity investment activities and to liquidate the remaining equity securities in its portfolio. In March 2001, Benjamin Franklin Bank sold a substantial portion of its equity portfolio, resulting in an aggregate loss of $15.2 million. On this basis, Benjamin Franklin Bancorp determined that an other-than-temporary impairment existed with regard to certain equity securities in its portfolio as of December 31, 2000, and recorded an impairment charge of $11.4 million in the year ended December 31, 2000. After giving effect to the impairment charge and the net losses recognized upon the liquidation of the equity securities portfolio, partially offset by net gains on sales of other investment securities, Benjamin Franklin Bancorp reported a net loss of $4.7 million for the year ended December 31, 2000, and net income of only $41,000 for the year ended December 31, 2001.
      In June 2001, the Board of Directors of Benjamin Franklin Bank entered into an MOU with the FDIC and the Massachusetts Commissioner of Banks. The significant provisions of the MOU required the Board to evaluate its management team using an independent consultant, to prepare a management and staffing plan, and to retain qualified management consistent with such plan. The MOU also prohibited the Bank from purchasing any equity security without regulatory approval, called for a profit plan and revisions to the Bank’s liquidity and funds management policy, and required an increase in Tier 1 capital to at least 7.0%.
      In February 2002, the Bank’s former president retired, and the Board hired Thomas R. Venables as President and CEO. In October 2002, the FDIC and the Commissioner lifted the MOU in recognition of the substantial progress the Bank had made in satisfying its terms, and the Board of Directors adopted a Board Resolution addressing the matters remaining to be resolved. In July 2003, the Bank’s former Executive Vice President and Treasurer resigned. In August 2003, the FDIC and the Commissioner allowed the Board to rescind the Board Resolution, as all of the terms of the Resolution and the previous MOU had been satisfied.
Off-Balance-Sheet Arrangements
      Benjamin Franklin Bancorp does not have any off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Impact of Inflation and Changing Prices
      The financial statements, accompanying notes, and related financial data of Benjamin Franklin presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Benjamin Franklin operations. Most of Benjamin Franklin’s assets and liabilities are monetary in nature, and therefore the impact of interest rates has a greater impact on its performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of Recent Accounting Standards
      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. On December 17, 2003, the FASB revised FIN 46 and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 and Interpretation No. 46R did not have a material effect on Benjamin Franklin’s financial statements.
      In March 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This SAB did not have any effect on Benjamin Franklin Bancorp’s financial position or results of operations.
      On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is an amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies, and will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be re-measured subsequently at each reporting date through settlement date.
      On September 30, 2004, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Bank can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superseded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect Benjamin Franklin Bancorp.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Management and the Board of Benjamin Franklin recognize that taking and managing risk is fundamental to the business of banking. Through the development, implementation and monitoring of its policies with respect to risk management, the Bank strives to measure, evaluate and control the risks it faces. The Board and management understand that an effective risk management system is critical to the safety and soundness of the Bank. Chief among the risks faced by Benjamin Franklin are credit risk, market risk including interest rate risk, liquidity risk, operational (transaction) risk and compliance risk.

      Within management, the responsibility for risk management rests with the Risk Management Committee, chaired by the Compliance and Risk Management Officer. Other members of the Committee include the Chief Executive Officer, Chief Financial Officer, Treasurer, and the senior officers responsible for lending, retail banking and human resources. The Risk Management Committee meets on a monthly basis to review the status of the Company’s risk management efforts, including reviews of internal and external audit findings, loan review findings, and the activities of the Asset/ Liability Committee with respect to monitoring interest rate and liquidity risk. The Committee tracks any open items requiring corrective action with the goal of ensuring that each is addressed on a timely basis. The Compliance and Risk Management Officer reports all findings of the Risk Management Committee directly to the Board’s Audit and Risk Management Committee.
      Management of Credit Risk. Benjamin Franklin considers credit risk to be the most significant risk it faces, in that it has the greatest potential to affect the financial condition and operating results of the Bank. Credit risk is managed through a combination of policies established by the Board, the monitoring of compliance with these policies, and the periodic evaluation of loans in the portfolio, including those with problem characteristics. In general, Benjamin Franklin’s policies establish maximums on the amount of credit that may be granted to a single borrower (including affiliates), the aggregate amount of loans outstanding by type in relation to total assets and capital, and loan concentrations. Collateral and debt service coverage ratios, approval limits and other underwriting criteria are also specified. Policies also exist with respect to performing periodic credit reviews, the rating of loans, when loans should be placed on non-performing status and factors that should be considered in establishing the Bank’s allowance for loan losses. For additional information, refer to “Business — Lending Activities.”
      Management of Market Risk. Market risk is the risk of loss due to adverse changes in market prices and rates, and typically encompasses exposures such as sensitivity to changes in market interest rates, foreign currency exchange rates, and commodity prices. Benjamin Franklin has no exposure to foreign currency exchange or commodity price movements. Because net interest income is Benjamin Franklin’s primary source of revenue, interest rate risk is a significant market risk to which the Bank is exposed.
      Interest rate risk is the exposure of Benjamin Franklin’s net interest income to adverse movements in interest rates. Net interest income is affected by changes in interest rates as well as by fluctuations in the level and duration of Benjamin Franklin’s assets and liabilities. Over and above the influence that interest rates have on net interest income, changes in rates may also affect the volume of lending activity, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the flow and mix of deposits, and the market value of the Bank’s assets and liabilities.
      Exposure to interest rate risk is managed by Benjamin Franklin through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, coupled with determinations of the level of risk considered appropriate given the Bank’s capital and liquidity requirements, business strategy, and performance objectives. Through such management, Benjamin Franklin seeks to reduce the vulnerability of its net interest income to changes in interest rates.
      Strategies used by Benjamin Franklin to reduce the potential volatility of its earnings include:

•	Emphasizing the origination and retention of adjustable-rate mortgage loans, variable rate commercial loans and variable rate home equity lines-of-credit;

•	Investing in securities with relatively short maturities and/or expected average lives;

•	Classifying nearly all of the investment portfolio as “available for sale” in order to provide for flexibility in liquidity management.
      Benjamin Franklin’s Asset/ Liability Committee, comprised of several members of senior and middle management, is responsible for managing interest rate risk. On a quarterly basis, the Committee reviews with the Board of Directors its analysis of the Bank’s exposure to interest rate risk, the effect subsequent changes in interest rates could have on the Bank’s future net interest income, its strategies and other activities, and the effect of those strategies on Benjamin Franklin’s operating results. The Committee is also actively involved in the Bank’s planning and budgeting process as well as in determining pricing strategies for deposits and loans.
      The Committee’s primary method for measuring and evaluating interest rate risk is income simulation analysis. This analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Interest rate scenarios tested generally include instantaneous rate shocks, rate ramps over a one year period, and static (or flat) rates. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a two year period.
      The table below sets forth, as of December 31, 2004, the estimated changes in Benjamin Franklin’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated
Net Interest Income
Over 12 Months

300 basis point increase in rates	(4.67)%
200 basis point increase in rates	(2.56)%
100 basis point increase in rates	.21%
Flat interest rates	—
100 basis point decrease in rates	(1.36)%
      As indicated in the table above, the result of an immediate 100 basis point increase in interest rates is estimated to increase net interest income by .21% over a 12-month horizon, when compared to the flat rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to decline by 2.56% over a 12-month horizon, when compared against the flat rate scenario. Inherent in these estimates is the assumption that transaction and savings account deposit rates would only increase by 25 basis points and that money market deposit account rates would only increase by 75 basis points for each 100 basis point increase in market interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.
      The estimated change in net interest income from the flat rate scenario for a 100 basis point decline in the level of interest rates is a decrease of 1.36%, which assumes no decrease in interest-bearing checking rates, a 50 basis point decrease in savings rates and an average decrease in money market rates of only 57 basis points. Effectively, in the declining interest rate scenario, Benjamin Franklin Bank does not reap the full potential benefit of lower rates because its core deposit accounts are either already at their effective floors or reach those floors without giving full effect to the rate decline.
      There are inherent shortcomings in income simulation, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and mortgage-backed securities, the degree to which early withdrawals occur on certificates of deposit and the volume of other deposit flows. As such, although the analysis shown above provides an indication of Benjamin Franklin’s sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Benjamin Franklin’s net interest income and will differ from actual results
      In its management of interest rate risk, Benjamin Franklin also relies on the analysis of its interest rate “gap,” which is the measure of the mismatch between the amount of Benjamin Franklin’s interest-earning assets and interest-bearing liabilities that mature or reprice within specified timeframes. An asset-

sensitive position (positive gap) exists when there are more rate-sensitive assets than rate-sensitive liabilities maturing or repricing within a particular time horizon, and generally signifies a favorable effect on net interest income during periods of rising interest rates and a negative effect during periods of falling interest rates. Conversely, a liability-sensitive position (negative gap) would generally indicate a negative effect on net interest income during periods of rising rates and a positive effect during periods of falling rates.
      The table below shows Benjamin Franklin’s interest sensitivity gap position as of December 31, 2004, indicating the amount of interest-earning assets and interest-bearing liabilities that are anticipated to mature or reprice in each of the future time periods shown. Generally, these assets and liabilities are shown in the table based on the earlier of the time remaining to repricing or contractual maturity. However, residential mortgage loans and mortgage-backed securities have been presented in a manner that also incorporates the estimated effects of prepayment assumptions. Interest-bearing checking, savings and money market deposit accounts are assumed to have annual rates of withdrawal (decay rates) of 12.7%, 46.1% and 47.7%, respectively.

			More than	More than	More than
		More than	Two Years	Three Years	Four Years
	Up to	One Year to	to Three	to Four	to Five	More than
	One Year	Two Years	Years	Years	Years	Five Years	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$162,414	$47,694	$63,598	$34,602	$39,176	$37,578	$385,062
Investment securities	28,115	22,136	9,899	5,421	3,083	26,447	95,101
Short-term investments	5,513	—	—	—	—	—	5,513

Total interest-earning assets	196,042	69,830	73,497	40,023	42,259	64,025	485,676

Interest-bearing liabilities:
Savings deposits	44,133	23,788	12,822	6,911	3,725	4,496	95,875
Money market	25,361	13,264	6,937	3,628	1,897	2,080	53,167
NOW accounts	2,852	2,490	2,174	1,898	1,657	11,389	22,460
Certificates of deposits	99,682	24,968	7,532	4,612	427	—	137,221
Short-term borrowings	4,250	—	—	—	—	—	4,250
Long-term debt	—	7,000	32,000	6,000	6,000	30,000	81,000

Total interest-bearing liabilities	176,278	71,510	61,464	23,049	13,706	47,966	393,973

Interest rate sensitivity gap	$19,764	$(1,680)	$12,033	$16,974	$28,553	$16,059	$91,703

Interest rate sensitivity gap as a % of total assets	3.82%	(0.32)%	2.32%	3.28%	5.51%	3.10%
Cumulative interest rate sensitivity gap	$19,764	$18,084	$30,116	$47,091	$75,644	$91,703

Cumulative interest rate sensitivity gap as a % of total assets	3.82%	3.49%	5.81%	9.09%	14.60%	17.71%
      Certain factors may serve to limit the usefulness of the measurement of the interest rate gap. For example, interest rates on certain assets and liabilities are discretionary and may change in advance of, or may lag behind, changes in market rates. The gap analysis does not give effect to changes Benjamin Franklin may undertake to mitigate interest rate risk. Certain assets, such as adjustable-rate loans, have features that may restrict the magnitude of changes in interest rates both on a short-term basis and over the life of the assets. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the gap analysis. Lastly, should interest rates increase, the ability of borrowers to service their debt may decrease.
      Liquidity Risk Management. Liquidity risk, or the risk to earnings and capital arising from an organization’s inability to meet its obligations without incurring unacceptable losses, is managed by Benjamin Franklin’s Treasurer, who monitors on a daily basis the adequacy of Benjamin Franklin’s liquidity position. Oversight is provided by the Asset/ Liability Committee, which reviews Benjamin Franklin’s liquidity on a weekly basis, and by the Board of Directors, which reviews the adequacy of Benjamin Franklin’s liquidity resources on a monthly basis.
      Benjamin Franklin’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. Benjamin Franklin maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2004, cash and due from banks, short-term investments and debt securities maturing within one year totaled $33.8 million or 6.5% of total assets.
      Benjamin Franklin also relies on outside borrowings from the Federal Home Loan Bank of Boston, as an additional funding source. In 2004, Benjamin Franklin has expanded its use of Federal Home Loan Bank of Boston borrowings to fund growth in the loan portfolio and to assist in the management of its interest rate risk. Since December 31, 2003, Benjamin Franklin has increased Federal Home Loan Bank of Boston borrowings by $40.3 million to a total of $76.3 million outstanding as of December 31, 2004. On that date, Benjamin Franklin had the ability to borrow an additional $89.1 million from the Federal Home Loan Bank of Boston.
      Benjamin Franklin uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. Benjamin Franklin anticipates that it will continue to have sufficient funds and alternative funding sources to meet its current commitments.
      Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of Benjamin Franklin as of the dates indicated and the respective maturity dates:

	December 31, 2004

			More than	More than
			One Year	Three
		One	through	Years
		Year or	Three	through	Over Five
	Total	Less	Years	Five Years	Years

	(Dollars in thousands)
Federal Home Loan Bank of Boston Advances(1)	$76,250	$4,250	$30,000	$12,000	$30,000
Subordinated debt	9,000	—	—	—	9,000
Other(2)	4,458	1,191	2,277	990	—

Total contractual obligations	$89,708	$5,441	$32,277	$12,990	$39,000

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 Family Residential mortgage loans. Advances shown with a maturity of greater than three years may be called by the Federal Home Loan Bank of Boston during the period remaining to maturity.

(2)	Represents contracts for technology services and employee compensation.

      Loan Commitments. The following tables present certain information about Benjamin Franklin Bank’s loan commitments outstanding as of the dates indicated:

	December 31, 2004

			More than	More than
			One Year	Three Years
		One Year	through	through	Over
	Total	or Less	Three Years	Five Years	Five Years

	(Dollars in thousands)
Commitments to grant loans(1)	$15,470	$15,470	$—	$—	$—
Commercial loan lines-of-credit	4,391	4,391	—	—	—
Unused portion of home equity loans(2)	28,260	—	—	—	28,260
Unused portion of construction loans(3)	20,338	19,314	1,024	—	—
Unused portion of personal lines-of-credit(4)	2,130	—	—	—	2,130

Total loan commitments	$70,589	$39,175	$1,024	$—	$30,390

General: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration date or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to two years for development loans and up to one year for other construction loans.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.
      Management of Other Risks. Two additional risk areas that receive significant attention by management and the Board are operational risk and compliance risk. Operational risk is the risk to earnings and capital arising from control deficiencies, problems with information systems, fraud, error or unforeseen catastrophes. Compliance risk is the risk arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies and procedures or ethical standards. Compliance risk can expose the Company to fines, civil money penalties, payment of damages and the voiding of contracts.
      Benjamin Franklin addresses such risks through the establishment of comprehensive policies and procedures with respect to internal control, the management and operation of its information and communication systems, disaster recovery, and compliance with laws, regulations and banking “best practice”. Monitoring of the efficacy of such policies and procedures is performed through a combination of Benjamin Franklin’s internal audit program, through periodic internal and third-party compliance reviews, and through the ongoing attention of its managers charged with supervising compliance and operational control. Oversight of these activities is provided by the Risk Management Committee and the Audit and Risk Management Committee of the Board.

Item 8.	Financial Statements
      The Consolidated Financial Statements of Benjamin Franklin Bancorp begin on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures. Our President and Chief Executive Officer, our Chief Financial Officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Benjamin Franklin Bancorp, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
      The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.
      (b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors of Benjamin Franklin Bancorp
      The Board of Benjamin Franklin Bancorp (which is now known as the Board of Trustees but will be renamed the Board of Directors upon the completion of the conversion) currently consists of 11 members, each of whom belongs to one of three classes. Directors serve three-year staggered terms so that only approximately one-third of the Directors will be elected at each annual meeting of stockholders. Upon the completion of the Chart Bank acquisition, six directors from Chart Bank will join the Benjamin Franklin Bancorp Board of Directors, as described below. These six directors will be classified evenly, to the extent practicable, into each of the three Board classes. Each of the directors of Benjamin Franklin Bancorp also serves as a director of Benjamin Franklin Bank. Following the completion of the Chart Bank acquisition, each of the six newly added Bancorp directors will also join the Board of Directors of Benjamin Franklin Bank.

      The following table sets forth the current Directors’ names, ages as of March 15, 2005, the years when they began serving as Directors, and when their current term expires.

Name(1)	Age	Date Elected(2)	Term Expires

Dr. Mary Ambler	72	1977	2008
William P. Bissonnette	59	1997	2006
William F. Brady, Jr., D.D.S.	72	1985	2007
John C. Fuller	72	1998	2007
Anne M. King	75	1997	2006
Richard D. Mann	69	1967	2007
John D. Murphy	75	1984	2006
Charles F. Oteri	59	1984	2008
Thomas R. Venables	49	2002	2008
Alfred H. Wahlers	71	1973	2007
Charles Yergatian	76	1980	2006

(1)	In addition to the Directors set forth in this table, six members of Chart Bank’s board of directors will be appointed to the Benjamin Franklin Bancorp Board of Directors upon completion of the Chart Bank acquisition: Richard E. Bolton, Jr., Paul E. Capasso, Jonathan A. Haynes, Daniel F. O’Brien, Donald P. Quinn, and Neil E. Todreas.

(2)	“Date Elected” indicates the date the Director first joined the Board of Trustees or Board of Directors of Benjamin Franklin Bancorp or Benjamin Franklin Bank.
      The principal occupation and business experience for the last five years for each of Benjamin Franklin Bancorp’s Directors is set forth below. All Directors have held their present positions for five years unless otherwise stated.
      Dr. Mary Ambler is a retired physician and a Professor Emeritus of Brown University.
      William P. Bissonnette is a partner in the firm of Little & Bissonnette, CPAs.
      William F. Brady, Jr., D.D.S. is a retired dentist.
      John C. Fuller is retired. He was formerly a Vice President and member of the Board of Directors of the Foxboro Company, a controls and instrumentation company located in Foxboro, Massachusetts.
      Anne M. King, Clerk of Benjamin Franklin Bancorp and Benjamin Franklin Bank, is a retired journalist and currently works part-time in public relations.
      Richard D. Mann is an owner of Buckley & Mann, Inc., a textile manufacturer located in Norfolk, Massachusetts. He also serves as a member of the Board of Trustees of Clark-Cutler-McDermott Co. of Franklin, Massachusetts and of Draper Knitting Co. of Canton, Massachusetts.
      John D. Murphy is self-employed in the field of real estate.
      Charles F. Oteri is the Chief Executive Officer and Funeral Director of Oteri Funeral Home in Franklin, Massachusetts.
      Thomas R. Venables has served as President and Chief Executive Officer of Benjamin Franklin Bancorp and Benjamin Franklin Bank since 2002. Prior to 2002, Mr. Venables co-founded Lighthouse Bank of Waltham, Massachusetts in 1999 and served as its President and Chief Executive Officer. From 1998 to 1999, Mr. Venables was employed as a consultant with Marsh and McLennan Capital, Inc. He was employed by Grove Bank of Newton, Massachusetts from 1974 until it was acquired by Citizens Bank in 1997, serving as its President and Chief Executive Officer for the last 11 years of his tenure.
      Alfred H. Wahlers is the Chairman of the Board of Benjamin Franklin Bancorp and Benjamin Franklin Bank. Mr. Wahlers is a retired insurance executive.

      Charles Yergatian is a retired residential real estate developer.
      Upon completion of the Chart Bank acquisition, six directors of Chart Bank will be appointed as directors of Benjamin Franklin Bancorp and Benjamin Franklin Bank. The principal occupation and business experience for the last five years for each of these Chart Bank directors is set forth below. All of these individuals have held their present positions for five years unless otherwise stated.
      Richard E. Bolton, Jr. has served as the President and Chief Executive Officer of Chart Bank since 1995. He has served as President of Chart Bank’s subsidiary, CSSI, since 1999. Mr. Bolton is 46 years old.
      Paul E. Capasso is the President of Capasso Realty Corporation located in Newton, Massachusetts, a real estate investment company specializing in apartment and office building ownership. Mr. Capasso is 48 years old.
      Jonathan A. Haynes is the President of Haynes Management, a real estate management firm located in Wellesley Hills, Massachusetts, and President of D.M. Bernardi, a general contracting firm located in Wellesley Hills, Massachusetts. Mr. Haynes is 49 years old.
      Daniel F. O’Brien is a certified public accountant and owner and president of O’Brien, Riley and Ryan, a CPA firm located in Boston. Mr. O’Brien is also the manager of State Street Wealthcare Advisors, LLC, a financial services company and State Street Consulting, LLC, a computer services consulting firm. Mr. O’Brien is also a practicing attorney. Mr. O’Brien is 49 years old.
      Donald P. Quinn is an attorney in private practice in Plymouth, Massachusetts. He was formerly a partner concentrating in commercial business and real estate matters at Goodwin Procter LLP, a law firm located in Boston. Mr. Quinn is 67 years old.
      Neil E. Todreas is a professor of nuclear engineering and a professor of mechanical engineering at Massachusetts Institute of Technology. He also provides consulting services through his company, Energy Technology Associates, Inc. Mr. Todreas is 70 years old.
Procedures for Shareholders to Nominate Directors
      Shareholders of record who wish to propose a candidate for nomination to the Board must comply with Section 3.3 and related sections of our by-laws, which sets forth procedural requirements for such nominations. To be timely, such a proposal must be received by our corporate secretary at our principal executive offices at least 120 days and not more than 150 days in advance of the anniversary date of our proxy statement for our prior year’s annual meeting. For our first annual meeting following the conversion, notice must reach us not later than the close of business on the tenth calendar day after public disclosure of the date of that first annual meeting. Section 3.3 specifies the type of information about the qualifications and background of the proposed nominee that the shareholder must supply to us, including the consent of the proposed nominee to serve as a director if he or she is elected. The Governance Committee may reject any nomination by a shareholder that is not timely made or does not satisfy the information delivery requirements of the by-law. In general, we will have no obligation to include in our proxy materials information about a nominee proposed by a shareholder, unless the Governance Committee itself decides to propose that nominee on behalf of Benjamin Franklin Bancorp.
Committees and Meetings of the Board
      Benjamin Franklin Bank’s Board meets on a monthly basis and may hold additional special meetings. During 2004, the Board held 12 regular meetings, one of which was an annual meeting, and five special meetings.
      The Board of Trustees of Benjamin Franklin Bancorp held four regular meetings and eight special meetings during 2004. The Benjamin Franklin Bancorp regular meetings are held immediately before or after the Benjamin Franklin Bank Board meeting scheduled for that month. Following the conversion, the Board of Directors of Benjamin Franklin Bancorp is expected to meet on a monthly basis, or more often as may be necessary.

      The Boards of Directors of Benjamin Franklin Bank and Benjamin Franklin Bancorp currently have three standing Board Committees. Those Board Committees are the Executive Committee, the Audit and Risk Management Committee and the Compensation Committee. In addition, in anticipation of the conversion, the Board of Benjamin Franklin Bancorp will appoint a Governance Committee. Each of the Audit and Risk Management Committee, Compensation Committee and Governance Committee will be comprised solely of independent directors within the meaning of the rules promulgated under the Sarbanes-Oxley Act of 2002 and the Nasdaq listing requirements. The Board of Directors may, by resolution, designate one or more additional committees.
      The following committee descriptions set forth the current members of each of Benjamin Franklin Bancorp’s existing Board committee. However, immediately after completion of the Chart Bank acquisition, each committee will be reconstituted to integrate the six Chart Bank directors who will join the Board such that, to the extent feasible, former Chart directors serve on each committee in the same proportions as they serve on the Board of Directors. This committee reorganization is also likely to result in certain changes in the committee assignments of the current Benjamin Franklin Bancorp Board members.
      The Executive Committee currently consists of Dr. William Brady, Jr., William Bissonnette, Anne King, John Murphy, Thomas Venables, Alfred Wahlers, Charles Yergatian, with Dr. Brady serving as Chair. The Executive Committee meets semi-monthly to review ongoing activities and performance of the Bank. The Committee approves loan originations that exceed certain internal limitations, and reviews other loans originations, the monthly asset/liability report and monthly financial reports. The Executive Committee met 25 times during 2004.
      The Audit and Risk Management Committee currently consists of Charles Oteri, Dr. Mary Ambler, John Fuller and Richard Mann, with Mr. Oteri serving as Chair. Each member of the Audit and Risk Management Committee is an independent director as determined in accordance with the Sarbanes-Oxley Act of 2002 and the Nasdaq listing requirements. At the present time, the Board has determined that no Audit and Risk Management Committee member is an “audit committee financial expert” under applicable regulations and is currently considering whether or not to add to the Board a director who would be an audit committee financial expert. However, the Board has also concluded that each Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The Audit and Risk Management Committee operates under a charter and oversees the independent auditor relationship, the internal audit, risk management and compliance functions. The Committee met five times during 2004.
      The Compensation Committee currently consists of William Bissonnette, Richard Mann, John Murphy, Charles Oteri and Alfred Wahlers, with Mr. Bissonnette serving as Chair. The Compensation Committee oversees Director and executive officer compensation and certain employee benefit plans.
      The Governance Committee is expected to consist of six directors. The Governance Committee will be responsible for establishing criteria for Directors, making recommendations for the nomination of Directors, overseeing self-assessment evaluations for the Board and its Committees and addressing other governance issues.

Executive Officers
      The names, ages as of March 15, 2005, and positions of each of our executive officers, other than Thomas R. Venables, who is included in the description of directors above, are set forth below.

Name(1)	Age	Position

Claire S. Bean	52	Executive Vice President/Chief Financial Officer, Benjamin Franklin Bank; Treasurer and Chief Financial Officer, Benjamin Franklin Bancorp
Ronald E. Baron	48	Senior Vice President/Treasurer, Benjamin Franklin Bank
Mariane E. Broadhurst	48	Senior Vice President/Retail Banking, Benjamin Franklin Bank
Rose M. Buckley	37	Senior Vice President/Senior Commercial Lending Officer, Benjamin Franklin Bank
Michael J. Piemonte	51	Senior Vice President/Risk Management and Compliance, Benjamin Franklin Bank
Brian E. Ledwith	36	Vice President/Senior Retail Lending Officer, Benjamin Franklin Bank
Kathleen P. Sawyer	47	Vice President/Human Resources, Benjamin Franklin Bank

(1)	Upon completion of the Chart Bank merger, two officers of Chart Bank, Alfred F. Odoardi and James Golden, are expected to become our executive officers. Their biographies are included below.
      Claire S. Bean has served as Executive Vice President/ Chief Financial Officer of Benjamin Franklin Bank since July 2004. Prior to her employment with Benjamin Franklin Bank, Ms. Bean served as Banking Advisor in the Capital Markets Group of FINCA International, Inc. and later as Regional Director of FINCA for Eastern Europe and NIS. From May 2002 to June 2003, Ms. Bean served as Director of Economic Development in Kyrgyzstan for the Mercy Corps, and from June 2003 to September 2003, she served as Manager of Micro-enterprise and Economic Development for the same organization. In addition, from 1999 to 2001, Ms. Bean served as Chief Operating Officer and Chief Financial Officer of Lighthouse Bank of Waltham, Massachusetts. From 1991 to 1997, Ms. Bean served as Executive Vice President/ Treasurer of Grove Bank of Chestnut Hill, Massachusetts.
      Ronald E. Baron has served as Senior Vice President/ Treasurer of Benjamin Franklin Bank since April, 2003. Mr. Baron joined the Bank in June 1997 as Assistant Vice President/ Controller. He was promoted to Vice President/ Treasurer and Controller in January 2002 and to Senior Vice President in April 2003. Prior to his employment at Benjamin Franklin Bank, Mr. Baron served as Vice President of Finance at Educor, Inc. for three years and was a Credit Specialist at Federal Deposit Insurance Corporation from 1991 to 1994.
      Mariane E. Broadhurst has served as Senior Vice President/ Retail Banking of Benjamin Franklin Bank since April, 2003. Ms. Broadhurst joined the Bank in August 1992 as a Branch Manager. She was promoted to Assistant Vice President/ Branch Administrator in December 1997 and in April 2002 was promoted to Vice President of Retail Banking. Prior to her employment with Benjamin Franklin Bank, Ms. Broadhurst was employed as an Assistant Treasurer/ Branch Sales Manager of Heritage Bank in Worcester, Massachusetts, beginning in 1988.
      Rose M. Buckley has served as Senior Vice President/ Senior Commercial Lending Officer of Benjamin Franklin Bank since April 2003. She joined the Bank in 1984 as a commercial loan officer. She was promoted to Assistant Vice President/ Commercial Lending in April 1997 and to Vice President/ Commercial Lending in April 1998.
      Michael J. Piemonte has served as Senior Vice President/ Risk Management and Compliance of Benjamin Franklin Bank since December 2003. He joined Benjamin Franklin Bank in March 1998 as

Assistant Vice President/ Auditor/ Compliance and Loan Review Officer in the Internal Audit Department. He became Assistant Vice President/ Compliance Officer in the Compliance Department in July 2001 and became Vice President/ Risk Management and Compliance in December 2001.
      Brian E. Ledwith has served as Vice President/ Senior Retail Lending Officer of Benjamin Franklin Bank since September 2004. He joined the Bank in February 2004 as Vice President/ Commercial Lending. Prior to his employment with Benjamin Franklin Bank, Mr. Ledwith served as Vice President/ Senior Loan Officer of Medway Cooperative Bank of Medway, Massachusetts. From 2000 to 2002, Mr. Ledwith served as Vice President of the Commercial Lending Department of Strata Bank in Franklin, Massachusetts. In addition, from 1998 to April 2000, Mr. Ledwith served as Vice President of Commercial Banking of Rockland Trust in Brockton, Massachusetts.
      Kathleen P. Sawyer has served as Vice President/ Human Resources of Benjamin Franklin Bank since April, 2003. Ms. Sawyer served as a Human Resources Officer of Benjamin Franklin Bank from 1996 to 2000, and as Assistant Vice President/ Human Resources from 2000 to 2003.
      Upon completion of the Chart Bank acquisition, the following two officers of Chart Bank are expected to become executive officers of Benjamin Franklin Bank.
      Alfred J. Odoardi has served as Senior Vice President — Commercial Lending and Senior Loan Officer of Chart Bank since August 1995. Upon completion of the Chart Bank acquisition, Mr. Odoardi is expected to become Senior Vice President of Benjamin Franklin Bank and will be responsible for the commercial business loan department that Benjamin Franklin Bank intends to establish following the acquisition. Mr. Odoardi is 55 years old.
      James Golden is Vice President of Chart Bank’s ATM cash management and settlement services subsidiary, CSSI, a position he has held since October 2001. Previously, he served as Chart Bank’s Vice President — Retail Banking, from October 2001 to October 2003, and as a branch manager from August
1997 to January 2000. Mr. Golden has also served Chart Bank as its Compliance Officer since October 1997 and as its Security Officer and CRA Officer since January 1998. Upon completion of the Chart Bank acquisition, Mr. Golden is expected to become a Vice President of Benjamin Franklin Bank and will continue to be responsible for the CSSI ATM cash management and settlement services business. Mr. Golden is 41 years old.
Compensation Committee Interlocks and Insider Participation
      As noted above, the Board of Trustees of Benjamin Franklin Bancorp established a Compensation Committee in connection with the adoption of various compensation plans and agreements in anticipation of the conversion. The members of the Compensation Committee are Messrs. Bissonnette, Mann, Murphy, Oteri and Wahlers.
      No person now serving as a member of the Compensation Committee is a current or former officer or employee of Benjamin Franklin Bancorp or Benjamin Franklin Bank or engaged in certain transactions with Benjamin Franklin Bancorp or Benjamin Franklin Bank that are required to be disclosed by SEC regulations. Additionally, there are no compensation committee “interlocks,” which generally means that no executive officer of Benjamin Franklin Bancorp or Benjamin Franklin Bank served as a director or member of the compensation committee of another entity, one of whose executive officers serves as a Director or member of the Compensation Committee.
Compliance with Section 16(a) of the Exchange Act
      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our common stock to file reports of ownership and changes in ownership with the SEC. Section 16(a) was not applicable to us during the year ended December 31, 2004 because we had not registered under Section 12(g) of the Securities Exchange Act until March 9, 2005. Moreover, we have not yet issued any shares of capital stock.

Code of Ethics
      Our Board of Directors has adopted a code of ethics that applies to all of our employees, officers and directors. The code covers compliance with law; conflicts of interest; confidentiality and integrity of bank and company records; fair and accurate disclosure to the public; and procedures for compliance with the code. If you would like a copy of our code of ethics, please contact our main office at 508-528-7000 to request a copy, which we will provide to you without charge.

Item 11.	Executive Compensation
Executive Officer Compensation
      The following table sets forth certain information as to the total remuneration paid by Benjamin Franklin Bancorp and Benjamin Franklin Bank during the fiscal years ended December 31, 2004 and 2003 to the President and Chief Executive Officer of Benjamin Franklin Bancorp and Benjamin Franklin Bank and to the five most highly compensated executive officers of Benjamin Franklin Bancorp and Benjamin Franklin Bank other than the President and Chief Executive Officer who served as executive officers during or at the end of 2004 and who received total annual compensation in excess of $100,000. Each of the individuals listed on the table below is referred to as a “named executive officer.”
Summary Compensation Table

	Annual Compensation
Name and Principal Position with
Benjamin Franklin Bancorp and					Other Annual	All Other
Benjamin Franklin Bank	Year	Salary		Bonus(1)	Compensation(2)	Compensation

Thomas R. Venables	2004	$275,000		$50,000		$72,247	(3)
President and Chief Executive	2003	$250,000		$50,000		$89,032
Officer of Benjamin Franklin Bancorp and Benjamin Franklin Bank
Ronald E. Baron	2004	$100,000		$4,000		$6,285	(4)
Senior Vice President and	2003	$95,000		$4,750		$2,777
Treasurer of Benjamin Franklin Bank and Treasurer of Benjamin Franklin Bancorp
Rose M. Buckley	2004	$96,300		$18,000		$5,778	(4)
Senior Vice President and	2003	$90,000		$9,000		$7,200
Senior Commercial Lending Officer of Benjamin Franklin Bank
Mariane E. Broadhurst	2004	$90,000		$12,600		$5,400	(4)
Senior Vice President/ Retail	2003	$80,000		$7,200		$6,417
Banking of Benjamin Franklin Bank
Patrick E. Niro(5)	2004	$247,118	(6)	$12,500		$96,586	(7)
	2003	$155,000		$12,425		$28,014
Stephen F. Banks(8)	2004	$139,300		$20,000		$48,370	(9)
	2003	$135,200		$20,000		$23,900

(1)	Represents bonuses earned in 2004 and 2003, but paid in 2005 and 2004 respectively.

(2)	Perquisites and other personal benefits paid to each named executive officer in each instance did not, in the aggregate, equal or exceed the lesser of either $50,000 or 10% of the total annual salary and bonus set forth in the columns entitled “Salary” and “Bonus” for each officer and, accordingly, are omitted from the table as permitted by the rules of the SEC.

(3)	Includes Benjamin Franklin Bank’s matching contribution of $12,300 under its 401(k) plan and an accrual in connection with Mr. Venables’s salary continuation agreement in the amount of $59,947.

(4)	Represents Benjamin Franklin Bank’s matching contributions under its 401(k) plan.

(5)	Mr. Niro served as Executive Vice President and Senior Retail Lending Officer of Benjamin Franklin Bank and Vice President of Benjamin Franklin Bancorp until his retirement on September 17, 2004.

(6)	In addition to salary in the amount of $121,634, includes payments of $45,909 for consulting services during the period September 17, 2004 through December 31, 2004 and a severance payment of $79,575.

(7)	Includes Benjamin Franklin Bank’s matching contribution of $12,300 under its 401(k) plan and a lump sum payment of $84,286 under Mr. Niro’s salary continuation agreement.

(8)	Mr. Banks served as Executive Vice President and Chief Information Officer of Benjamin Franklin Bank and Vice President of Benjamin Franklin Bancorp until his resignation effective March 25, 2005.

(9)	Includes Benjamin Franklin Bank’s matching contribution of $9,558 under its 401(k) plan and an accrual in connection with Mr. Banks’s supplemental executive retirement plan in the amount of $38,812.
Compensation of Directors
      During 2004, members of the Benjamin Franklin Bank Board of Directors received an annual retainer of $4,000 for their service on the Board and $450 for each Board meeting that they attended. The Chairman of the Board and the Clerk each received an additional $1,000 retainer for his or her service in that capacity. During 2004, members of the Executive Committee and the Audit and Risk Management Committee received $450 and $600, respectively, for each committee meeting that they attended, but did not receive a separate retainer, except that the Chairman of each committee and the Clerk of the Executive Committee received a $1,000 annual retainer.
      Upon completion of the conversion, and in recognition of Benjamin Franklin Bank’s increased size and change to public company form, the Board and Committee fees will be adjusted as follows. The annual Board retainer will increase to $10,000 per year, and the per meeting fee for Board of Directors meetings will increase to $500 per meeting attended. The annual retainer for the Chairman of the Board and the Clerk of Benjamin Franklin Bank will increase to $2,000 per year. The Executive Committee’s per meeting fee will also increase to $500, and the Executive Committee Chairman’s annual retainer will increase to $2,000, but the Executive Committee Clerk will no longer receive a retainer. Members of the Audit and Risk Management Committee, Governance Committee and Compensation Committee will not receive per meeting fees, but will receive annual retainers of $8,000, $3,000 and $3,000, respectively. The Chair of each of these three committees will receive an additional annual retainer of $2,000.
      Members of the Board who are employees of Benjamin Franklin Bank or Benjamin Franklin Bancorp do not receive these fees. Generally, Benjamin Franklin Bancorp’s Board of Directors meets immediately prior to or after a Benjamin Franklin Bank Board meeting. In such instances, directors do not receive additional fees for attendance at meetings of Benjamin Franklin Bancorp’s Board. Otherwise, the directors of Benjamin Franklin Bancorp receive the same fees they receive for attendance at a Benjamin Franklin Bank Board meeting.
Employment and Change in Control Agreements
      Employment Agreements. In connection with the conversion, Benjamin Franklin Bancorp will enter into employment agreements with its Chief Executive Officer, Mr. Venables, and its Executive Vice President, Ms. Bean. The agreements provide for an annual base salary, subject to increase (which increased amount becomes a floor below which the officer’s base salary may not fall during the term of the agreement), and certain benefits. They also guarantee customary corporate indemnification and errors and omissions insurance coverage throughout the employment term and for six years after termination. The current base salary of each of Mr. Venables and Ms. Bean is $315,000 and $200,000, respectively.
      The initial term of each agreement is three years, with the term automatically extended by one day for each day that the officer is employed by Benjamin Franklin Bancorp and Benjamin Franklin Bank, although the automatic extensions may be discontinued at any time by Benjamin Franklin Bancorp,

Benjamin Franklin Bank or the officer. For a one-year period following termination of the executive’s employment, the executive must adhere to a non-competition restriction and refrain from soliciting employees or certain large commercial loan customers. Such provision is not operative after the occurrence of a change in control of Benjamin Franklin Bancorp.
      In the event the officer’s employment is terminated by Benjamin Franklin Bancorp or Benjamin Franklin Bank for other than “specially-defined cause” or by the officer for “good reason,” each as defined in the agreements, the officer will be entitled to receive a lump sum severance benefit equal to three times the highest yearly compensation paid to the officer in the three fiscal years preceding the termination, plus certain other benefits. These benefits include continuation of disability and medical benefits for three years following termination, an adjustment to the officer’s pension, and acceleration of all vesting of stock awards and options. If the executive’s employment is terminated following a change in control, the non-competition and nonsolicitation provisions described above would not apply.
      Mr. Venables and Ms. Bean would also be entitled to receive an additional tax indemnification payment if payments under the employment agreements or any other payments triggered liability under Section 280G of the Internal Revenue Code as an excise tax constituting “excess parachute payments.” Under applicable law, the excise tax is triggered by change in control-related payments that equal or exceed three times the executive’s average annual compensation over the five calendar years preceding the change in control. The excise tax equals 20.0% of the amount of the payment in excess of one times the executive’s average compensation over the preceding five calendar year period.
      Change in Control Agreements. Benjamin Franklin Bancorp will also enter into change in control agreements with six of its senior officers in connection with the conversion. The change in control agreements provide for a lump sum severance payment equal to approximately one times (in the case of Mr. Baron, Mr. Ledwith, Mr. Piemonte and Ms. Sawyer) or two times (in the case of Ms. Broadhurst and Ms. Buckley) the officer’s base salary plus the highest annual bonus paid during the three most recent calendar years and certain other benefits upon termination of the officer’s employment under certain circumstances.
      Pursuant to the terms of the change in control agreements, these severance payments will be triggered if, within two years after a “change in control,” as defined in the agreements, of Benjamin Franklin Bancorp or Benjamin Franklin Bank, the officer’s employment is terminated for any reason other than death, deliberate dishonesty or gross misconduct of the officer with respect to Benjamin Franklin Bancorp or any of its subsidiaries, or conviction of the officer for the commission of a felony. These payments will also be triggered if the officer terminates his or her employment following: (i) a reduction in the officer’s annual base salary; (ii) a relocation of the offices of Benjamin Franklin Bancorp or Benjamin Franklin Bank at which the officer is principally employed by more than a specified number of miles; (iii) a failure of Benjamin Franklin Bancorp or Benjamin Franklin Bank to pay any portion of compensation due to the officer within seven days of the date such compensation is due; (iv) a failure by Benjamin Franklin Bancorp or Benjamin Franklin Bank to continue the officer’s participation in any material compensation, incentive bonus or benefit plan (or in a successor plan) or the failure of a successor in interest to make available its benefits plans to the officer on a basis that is not substantially less favorable than the successor generally affords to its other employees holding similar positions; or (v) a failure of Benjamin Franklin Bancorp or Benjamin Franklin Bank to obtain a satisfactory agreement from any successor to assume and agree to perform the officer’s change in control agreement.
      In addition, if the officer’s employment is terminated for the reasons described above, Benjamin Franklin Bancorp will continue to pay to the officer the disability and medical benefits existing as of and at the level in effect on the date of termination, at no greater cost to the officer than the officer is currently paying, for one year (in the case of Mr. Baron, Mr. Ledwith, Mr. Piemonte and Ms. Sawyer) or two years (in the case of Ms. Broadhurst and Ms. Buckley). In the event payments and benefits under the change in control agreements, together with other payments and benefits the officers may receive, would constitute an excess parachute payment under Section 280G of the Internal Revenue Code, such payments would be reduced to an amount necessary to avoid such payments constituting parachute payments.

Benefit Plans
      Employee Stock Ownership Plan. In anticipation of the conversion, Benjamin Franklin Bank has established an employee stock ownership plan for its employees. Employees who have been credited with at least 1,000 hours of service during a consecutive 12-month period and who have attained age 21 will be eligible to participate in Benjamin Franklin Bank’s employee stock ownership plan.
      The employee stock ownership plan intends to purchase a number of shares equal to 8.0% of the common stock issued in the offering (including shares issued to the Benjamin Franklin Bank Charitable Foundation). Benjamin Franklin Bank anticipates that the employee stock ownership plan will borrow from Benjamin Franklin Bancorp (or a subsidiary established for that purpose) to fund these purchases. The loan from Benjamin Franklin Bancorp to the employee stock ownership plan will be repaid principally from Benjamin Franklin Bank’s contributions to the employee stock ownership plan over a period of 30 years and the collateral for the loan will be the stock purchased by the employee stock ownership plan. The interest rate for the employee stock ownership plan loan from Benjamin Franklin Bancorp will be fixed and is expected to be at Benjamin Franklin Bank’s prime rate at the date the loan is entered into with the employee stock ownership plan. Benjamin Franklin Bank and Benjamin Franklin Bancorp may, in any plan year, make additional discretionary contributions for the benefit of plan participants in cash, shares of common stock, or other property. The timing, amount and manner of future contributions to the employee stock ownership plan will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations and market conditions.
      Shares purchased by the Benjamin Franklin Bank employee stock ownership plan will be held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made. Shares released from the employee stock ownership plan will be allocated to each eligible participant’s employee stock ownership plan account based on the ratio of each such participant’s compensation, as defined, to the total compensation of all eligible employee stock ownership plan participants. Forfeitures shall be reallocated among remaining participating employees.
      Upon the completion of two years of service, the account balances of participants within the employee stock ownership plan will become 20.0% vested. The vested percentage of participants’ account balances will thereupon be increased by an additional 20.0% for each additional year of service, until account balances reach 100.0% vesting upon the completion of six years of service. Credit is given for years of service with Benjamin Franklin Saving Bank or any of its affiliates prior to the adoption of the employee stock benefit plan. In the event of a “change in control,” as defined in the employee stock ownership plan, however, participants will become immediately fully vested in their account balances. Participants will also become fully vested in their account balances upon death, disability, retirement, termination of this plan, or the permanent and complete discontinuance of contributions by Benjamin Franklin Bank and any of its affiliates to this plan. Benefits may be payable upon retirement or separation from service.
      Benjamin Franklin Bank has appointed First Bankers Trust Services, Inc., an independent corporate trustee, to serve as the trustee of the Benjamin Franklin Bank employee stock ownership plan. Under the terms of the Benjamin Franklin Bank employee stock ownership plan, the trustee must generally vote all allocated shares held in the employee stock ownership plan in accordance with the instructions from the participating employees. Unallocated shares and allocated shares for which no written instructions have been received by the trustee regarding voting will be voted by the trustee in a manner calculated to most accurately reflect the instructions the trustee has received from participants regarding allocated shares, and must be voted in a manner determined by the trustee to be solely in the best interests of the participants and beneficiaries of the plan.
      Generally accepted accounting principles require that any third party borrowing by the Benjamin Franklin Bank employee stock ownership plan be reflected as a liability on Benjamin Franklin Bank’s balance sheet. If the employee stock ownership plan borrows the necessary funds from Benjamin Franklin Bancorp, the loan will not be treated as a liability but instead will be excluded from stockholders’ equity. If the employee stock ownership plan purchases newly issued shares from Benjamin Franklin Bancorp, total stockholders’ equity would neither increase nor decrease, but per share stockholders’ equity and per share net earnings would decrease as the newly issued shares are allocated to the employee stock ownership plan participants.
      Benjamin Franklin Bank’s employee stock ownership plan will be subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the applicable regulations of the Internal Revenue Service and the Department of Labor.
      401(k) Plan. Benjamin Franklin Bank maintains the SBERA 401(k) Plan as adopted by Benjamin Franklin Bank, a tax-qualified plan under Section 401(a) of the Internal Revenue Code with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. In general, all salaried and hourly employees who are at least age 21 become eligible to make salary reduction contributions in the 401(k) plan and to receive matching contributions from Benjamin Franklin Bank under the 401(k) plan on the first day of the month following the completion of three months of employment with Benjamin Franklin Bank.
      Under the 401(k) plan, participants may elect to have Benjamin Franklin Bank contribute up to 75.0% of their compensation to the 401(k) plan, subject to the dollar limitations imposed by the Internal Revenue Code. Benjamin Franklin Bank currently makes matching contributions to the 401(k) plan equal to 200.0% of the first 3.0% of compensation deferred by a participant. Compensation for purposes of the 401(k) plan generally consists of total taxable income of a participant as reported on Form W-2 with all pre-tax contributions added, but excluding compensation received from the Vacation Buy Back Program. The level of matching contributions under the 401(k) plan may change from time to time.
      Currently, participants in the 401(k) plan may direct the investment of their accounts in several types of investment funds. In connection with the conversion, Benjamin Franklin Bank has amended the 401(k) plan to permit participants in the 401(k) plan to direct the investment of their accounts in common stock of Benjamin Franklin Bancorp, which shares will be held in a newly formed Employer Stock Fund. Investment in the Employer Stock Fund will generally be limited to 20.0% of a participant’s 401(k) account, but a participant may waive this limitation upon signing a certification that he or she understands the risk of Benjamin Franklin Bancorp stock ownership. Participants in the 401(k) plan will be given the opportunity to direct the 401(k) plan trustee to subscribe for shares of Benjamin Franklin Bancorp common stock in the conversion based on their individual subscription priorities, using the funds in the participants’ 401(k) plan accounts.
      Participants are always 100.0% vested in their elective deferrals and related earnings under the 401(k) plan. In addition, participants become fully vested in matching contributions and related earnings when such contributions are deposited. Participants may receive distributions from the 401(k) plan in the form of a single lump payment or installment payments.
      Benefit Restoration Plan. In connection with the conversion, Benjamin Franklin Bank intends to establish the Benefit Restoration Plan, a non-tax-qualified plan that will provide restorative payments to certain executives who are prevented from receiving earned benefits under Benjamin Franklin Bank’s 401(k) plan or employee stock ownership plan because of limitations in the Internal Revenue Code applicable to tax-qualified plans. The initial participants in the benefit restoration plan will be Mr. Venables and Ms. Bean, with the Board of Directors of Benjamin Franklin Bank designating certain management personnel or highly compensated employees as additional participants in the benefit restoration plan from time to time. The Board of Directors of Benjamin Franklin Bank may also limit which benefits such additional participants will receive under the benefit restoration plan.
      Eligible participants will receive a restorative payment equal to the amount of additional benefits the participants would receive under the 401(k) plan if there were no income limitations imposed by the Internal Revenue Code. Eligible participants will also receive a restorative payment in lieu of shares that cannot be allocated to participants under the employee stock ownership plan due to the legal limitations imposed on tax-qualified plans. In addition, eligible participants who “retire” before the repayment in full of the loan to the employee stock ownership plan will receive restorative payments equal to the projected value of shares of Benjamin Franklin Bancorp common stock that would have been allocated to the executive over the remaining term of any loan, as if employment had continued through the full term of the loan, regardless of limitations in the Internal Revenue Code. “Retirement” is defined in the benefit restoration plan as the first to occur of termination of employment at any time following satisfaction of the requirements for early or normal retirement under the employee stock ownership plan (unless otherwise permitted by the Benjamin Franklin Bank Board of Directors), death while employed as a full-time employee, or the occurrence of a “change in control,” regardless of whether the participant continues in the employ of the employer or any successor following the change in control.
      Executive Salary Continuation Agreement and Supplemental Executive Retirement Plan. Mr. Venables is also entitled to retirement benefits pursuant to the terms of a Salary Continuation Agreement with Benjamin Franklin Bank and Benjamin Franklin Bancorp. This benefit arrangement is sometimes referred to as a “SERP.”
      Under the terms of his SERP, Mr. Venables is entitled to an annual retirement benefit at age 65, payable in monthly installments for a period of 20 years, equal to 75.0% of his total compensation for the last full calendar year of employment, but reduced by his annual annuity retirement benefit from Benjamin Franklin Bank’s contributions to his 401(k) plan and his annual social security benefit. Mr. Venables is entitled to a reduced benefit upon retirement prior to age 65 equal to the liability then accrued on Benjamin Franklin Bank’s books for the costs of benefits payable pursuant to his SERP. Based upon current compensation levels (adjusted for inflation at the rate of 5%) and assuming retirement at age 65, Mr. Venables would be entitled to an annual benefit of $443,832 under his SERP.
      In connection with the conversion, Benjamin Franklin Bancorp intends to amend Mr. Venables’s SERP to include a provision that any amounts payable under these agreements will be reduced by amounts payable to each executive under the employee stock ownership plan and the benefit restoration plan. Benjamin Franklin Bancorp also intends to amend Mr. Venables’s SERP so that his annual retirement benefit, payable under the SERP, will be reduced by one-half of his annual social security benefit, instead of the full amount of his annual social security benefit. In addition, Benjamin Franklin Bancorp intends to amend Mr. Venables’s SERP to comply with a new provision of the Internal Revenue Code, Section 409A, which is effective January 1, 2005, and applies to deferred compensation arrangements. In order to comply with Section 409A, the SERP will be amended to provide that any payment upon termination of employment, other than in the case of death, shall not be made until at least 6 months after such termination. Also, the SERP will be amended to remove the potential for Benjamin Franklin Bancorp or Mr. Venables to exercise discretion with regard to the timing or form of payment under the SERP. These amendments will not be implemented until the Internal Revenue Service issues further guidance regarding Section 409A, which is expected to be issued in the first half of 2005. In addition, after the IRS issues that further guidance, Benjamin Franklin Bancorp intends to implement an additional salary continuation agreement to provide for supplemental retirement benefits to Ms. Bean.
      Employee Salary Continuation Plan. Benjamin Franklin Bancorp has established, effective upon completion of the conversion, an employee salary continuation plan, which will provide eligible employees with severance pay benefits and other benefits in the event that their employment is terminated within a year after a change in control of Benjamin Franklin Bancorp or Benjamin Franklin Bank. Severance benefits will be equal to the greater of (i) two weeks’ salary for each year or partial year of service, up to a maximum of 52 weeks’ salary, or (ii) the applicable “minimum benefit.” For Senior Vice Presidents or higher, the “minimum benefit” is 52 weeks’ salary, for Vice Presidents, it is 39 weeks’ salary, for Assistant Vice Presidents, it is 26 weeks’ salary, for all other exempt employees, it is 13 weeks’ salary, for all other full-time employees, it is 8 weeks’ salary, and for all part-time employees, it is 6 weeks’ salary. Employees entitled to severance also receive continued employer-paid life and health insurance coverage for the greater of (a) six months or (b) the number of weeks of salary continuation benefits to which the employee is entitled under the plan, as well as professional outplacement and job assistance services. These benefits are also available to employees who resign because they have not been offered a comparable position following a change in control. A “comparable position” is defined as a position which is offered to an employee where (a) there is no reduction in base salary or scheduled hours, and (b) the employee will be principally employed at a location not more than 25 miles from the office where the employee is principally employed immediately prior to the change in control.
      Director Fee Continuation Plan. Benjamin Franklin Bancorp has established, effective upon completion of the conversion, a director fee continuation plan, which provides certain benefits to all eligible non-employee members of the boards of directors of Benjamin Franklin Bank and Benjamin Franklin Bancorp upon retirement. A director is eligible to receive these benefits (provided that the director was not terminated for cause) if the director has served as a director for three years or more with Benjamin Franklin Bank or Benjamin Franklin Bancorp. Service with a corporate predecessor, such as Chart Bank, is not included in determining whether this three-year service requirement has been met.
      A director who has served on the board or as clerk for at least 15 years (10 years for those who have attained age 70) is entitled to receive an annual payment, commencing upon termination of service and payable for five years, equal to the average total yearly fees for services as a director paid by Benjamin Franklin Bancorp or Benjamin Franklin Bank to the director for the three calendar years preceding the year of the director’s retirement. Service with a corporate predecessor, such as Chart Bank, is included in determining the amount of the normal retirement benefit. Eligible directors who retire prior to attaining the full 15 (or 10) years of service are entitled to receive a reduced retirement benefit, based upon the director’s number of years of service, payable annually for five years following termination of service.
      In the event of a “change in control,” as defined in the directors fee continuation plan, if an eligible director’s service is terminated or if the director is not proposed for reelection within three years following the “change in control,” the director is entitled to receive a full normal retirement benefit (as if he had served as a director for 15 years) as a lump sum upon termination of service. An eligible director who becomes disabled prior to age 70 is also entitled to receive the normal retirement benefit, payable in equal installments over five years and commencing upon termination of service. In addition, upon the death of an eligible director prior to termination of service, the director’s beneficiary is entitled to receive a normal retirement benefit, and upon the death of an eligible director after retirement, the director’s beneficiary is entitled to receive the remainder of any benefit payments to which the director is entitled, with each such benefit payable annually and commencing upon the death of the director.
      Stock-Based Incentive Plan. Following the conversion we intend to implement a stock-based incentive plan that will provide for grants of stock options and restricted stock to directors, officers and employees. The stock-based incentive plan cannot be established sooner than six months after the offering and, if implemented less than one year after the offering, would require the approval of our stockholders by two-thirds of the outstanding shares of Benjamin Franklin Bancorp common stock. If the stock-based incentive plan is implemented more than one year after the offering, the stock-based incentive plan must be approved by a majority of the shares of Benjamin Franklin Bancorp present and voting. If such plan is adopted less than one year after completion of the offering, the number of options granted and restricted shares awarded under the plan may not exceed 10.0% and 4.0%, respectively, of the total shares issued in the offering, including shares issued to the Benjamin Franklin Bank Charitable Foundation. However, these limitations would not apply if such stock-based incentive plan is implemented one year or more after the completion of the offering. Finally, if adopted within one year, the stock-based incentive plan would be subject to such other limitations as may be imposed by the Massachusetts Commissioner of Banks, including the following requirements:

•	Non-employee directors in the aggregate may not receive more than 30.0% of the options and restricted awards authorized under the plan;

•	Any one non-employee director may not receive more than 5.0% of the options and restricted awards authorized under the plan;

•	Any officer or employee may not receive more than 25.0% of the options and restricted awards authorized under the plan;

•	The options and restricted awards may not vest more rapidly than 20.0% per year, beginning on the first anniversary of stockholder approval of the plan; and

•	Accelerated vesting is not permitted except for death or disability.
      After the first anniversary of the conversion, we may amend the plan to change or remove these restrictions. If we adopt a stock-based incentive plan within one year after the conversion, we expect to amend the plan later to remove these restrictions and to provide for accelerated vesting in cases of retirement and change of control. We may obtain the shares needed for this plan by issuing additional shares or through stock repurchases.
      We have not decided whether we will implement this plan before or after the one-year anniversary of the conversion.
Interests of Chart Bank’s Directors and Officers in the Acquisition of Chart Bank
      Chart Bank’s directors and executive officers have interests in the merger that are different from, or are in addition to, their interests as shareholders of Chart Bank generally. For more information about these benefits, see Item 13 of this Annual Report, “Certain Relationships and Related Transactions — Interests of Chart Bank’s Directors and Officers in the Acquisition of Chart Bank,” which is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Not applicable. We have not yet issued any shares of our capital stock or options to acquire such shares.

Item 13.	Certain Relationships and Related Transactions
      Federal law and regulations generally require that all loans or extensions of credit to directors and executive officers must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. However, regulations also permit directors and executive officers to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Pursuant to such a program, loans have been extended to directors and executive officers, which loans are on substantially the same terms as those prevailing at the time for comparable transactions with the general public. These loans do not involve more than the normal risk of repayment or present other unfavorable features.

      The six directors of Chart Bank who will become directors of Benjamin Franklin Bancorp are stockholders of Chart Bank, and in such capacity they have a material interest in the merger agreement between Benjamin Franklin Bancorp and Chart Bank. The following table summarizes the number of shares of Benjamin Franklin Bancorp common stock and amount of cash that each of these directors will receive in the merger in exchange for his shares of Chart Bank common stock and Chart Bank options. The information in the table is based on the number of shares of Chart Bank common stock in which a director has or shares a direct or indirect pecuniary interest as of December 6, 2004, which in some cases is different from the number of shares that the director beneficially owns, and assumes that each director exchanges 55% of his Chart Bank shares for shares of Benjamin Franklin Bancorp common stock and 45% of his Chart Bank shares for cash and that all Chart Bank options are cashed out at the closing rather than being exercised prior to the closing.

Director	Shares	Cash

Richard E. Bolton, Jr.	14,375	$947,625
Paul E. Capasso	35,711	292,207
Jonathan A. Haynes(1)	115,287	943,296
Daniel F. O’Brien	17,250	141,150
Donald P. Quinn(2)	58,863	481,641
Neil E. Todreas	116,273	951,333

(1)	Includes 40,792 shares and $333,770 in which Mr. Haynes’s children have a pecuniary interest.

(2)	Includes 7,120 shares and $58,282 in which Mr. Quinn’s spouse has a pecuniary interest, but with respect to which Mr. Quinn disclaims beneficial ownership.
Interests of Chart Bank’s Directors and Officers in the Acquisition of Chart Bank
      Chart Bank’s directors and executive officers have interests in the merger that are different from, or are in addition to, their interests as shareholders of Chart Bank generally. These include, among other things, severance payments and agreements with Richard E. Bolton, Sr., Richard E. Bolton, Jr., Alfred J. Odoardi, Dean Kenney, non-continuing directors and other executive officers of Chart Bank, consulting and non-competition agreements with Messrs. Bolton, Sr. and Bolton, Jr., indemnification rights and insurance coverage and payment of director fees to Chart Bank directors who will serve on the Benjamin Franklin Bancorp board.
      Severance Agreements and Payments. In connection with the Chart Bank merger agreement, we entered into payments and waiver agreements with Richard E. Bolton, Jr., the President and Chief Executive Officer of Chart Bank, and Richard E. Bolton, Sr., the Chairman of the Board of Directors of Chart Bank and an executive officer of its wholly owned subsidiary, CSSI. The payments and waiver agreements provide for the termination of Mr. Bolton, Jr.’s employment agreement and Mr. Bolton, Sr.’s employment and consulting agreement and all of Mr. Bolton, Jr.’s and Mr. Bolton, Sr.’s employment and director relationships with Chart Bank and its subsidiaries, effective upon the merger. Additionally, in exchange for Mr. Bolton, Sr. and Mr. Bolton, Jr. agreeing to relinquish the right to receive certain payments in the event of a change of control of Chart Bank under their existing agreements with Chart Bank, the payments and waiver agreements provide for Chart Bank to make termination payments of $486,000 and $620,000 to Mr. Bolton, Sr. and Mr. Bolton, Jr., respectively, immediately prior to the effectiveness of the merger. However, in no event will the amounts under the payments and waiver agreements exceed the amount that may be paid without causing any portion of such payment to be deemed an “excess parachute payment” within the meaning of Section 280G of the Code. Mr. Bolton, Jr.’s payments and waiver agreement also provides that he will be appointed as a director of Benjamin Franklin Bancorp and Benjamin Franklin Bank as of the effective time of the merger.
      In addition, Chart Bank entered into a Special Termination Agreement with Alfred J. Odoardi, Senior Vice President of Chart Bank, as of August 20, 2004. Under the special termination agreement,

Mr. Odoardi is entitled to certain severance benefits in the event that his employment with Chart Bank is terminated after a “change in control” for any reason other than death, disability, or “cause,” each as defined in the agreement, including continuation of his base salary and medical benefits for 18 months following termination and full vesting of all unexercisable stock options held by Mr. Odoardi on the date of termination. The value to Mr. Odoardi of the severance pay and benefits continuation under this agreement is $214,645, based on his current level of his base salary and medical benefits. Although the completion of the merger will constitute a change in control under the special termination agreement, it is not expected that Mr. Odoardi’s employment will terminate following the merger.
      As part of the negotiation of the merger, we also agreed that if Dean Kenney, the Treasurer and Chief Financial Officer of Chart Bank, is terminated within two years of the effective date of the merger, if his title or position is reduced or changed during the first two years after the effective date, if his base salary as of the effective date is reduced, or if his new designated place of employment is more than 30 driving miles from his principal place of residence, he will receive severance benefits, including two years of his annual base salary and continuation of his medical and dental benefits for two years following the date of termination. The value to Mr. Kenney of the severance pay and benefits continuation under this agreement is $245,194 based on his current level of his base salary and medical benefits.
      Chart Bank’s other officers whose employment is terminated in connection with the merger, or who resign following the merger by reason of a reduction in pay or increase in commute of greater than 10 miles, will be entitled to receive severance benefits under Chart Bank’s employee severance benefit program. Officers at the level of Vice President and above are entitled to receive severance in an amount equal to five times the officer’s weekly base pay multiplied by the officers’ whole and partial years of service with Chart Bank. Any employee who has completed five full years of service as of the date of the completion of the merger will be entitled to receive an additional lump-sum severance benefit equal to 15.0% of the employee’s annual base salary.
      Pursuant to the terms of the merger agreement, Chart Bank may make severance payments in the aggregate amount of $120,000 to four of the members of the Chart Bank Board of Directors who will not become directors of Benjamin Franklin Bancorp or Benjamin Franklin Bank following the completion of the merger.
      Consulting and Non-Competition Agreements. We have also entered in consulting and non-competition agreements with Messrs. Bolton, Sr. and Bolton, Jr. in connection with the merger. Under these agreements, Messrs. Bolton, Sr. and Bolton, Jr. have agreed to provide consulting services to us and have agreed to non-competition obligations for a period of one year after the effectiveness of the merger. We will pay Messrs. Bolton, Sr. and Bolton, Jr. fees of $310,000 and $150,000, respectively, and will reimburse each of them for their travel or other expenses incurred in connection with the services provided under the consulting and non-competition agreements.
      Indemnification and Insurance. We have agreed that if the merger becomes effective, we will indemnify and hold harmless Chart Bank’s directors, officers and employees arising from actions taken before the effectiveness of the merger, as provided in Chart Bank’s articles of organization and bylaws. The merger agreement also provides for continued directors’ and officers’ liability insurance coverage for Chart Bank’s directors and officers, with respect to acts and omissions in their capacities as officers and directors of Chart Bank prior to the merger, for a period of six years from the effectiveness of the merger. That insurance may also protect Benjamin Franklin Bancorp and Benjamin Franklin Bank in connection with their obligations to indemnify those directors and officers.
      Director Fees. Six of Chart Bank’s directors will continue as directors of Benjamin Franklin Bancorp and Benjamin Franklin Bank following the merger. These directors will be entitled to receive payment of the directors fees and other benefits provided to directors of these entities, including, among other things, the annual $10,000 retainer, per meeting fees and annual retainers for committee members.

Item 14.	Principal Accountant Fees and Services
Public Accountants’ Fees
      The following is a summary of the fees for professional services rendered by Wolf & Company, P.C. for the fiscal years ended December 31, 2004 and 2003:

Fee Category	2004 Fees	2003 Fees

Audit Fees(1)	$75,000	$54,000
Audit-Related Fees(2)	2,500	2,200
Tax Fees(3)	14,600	14,000
All Other Fees(4)	159,000	28,000

Total Fees	$251,100	$98,200

(1)	Audit Fees. Audit fees were for professional services rendered for the audit of our annual financial statements, the review of quarterly financial statements and the preparation of statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees were for professional services rendered in connection with employee benefit plan audits.

(3)	Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax planning and tax advice. These services include assistance regarding federal, state and international tax compliance and planning, tax audit defense, and mergers and acquisitions. The Audit and Risk Management Committee considered and determined that the provision of non-audit services provided by Wolf & Company, P.C., is compatible with maintaining that firm’s independence.

(4)	All Other Fees. Other fees were for professional services provided for information technology controls review and assessment, and review of regulatory filings in connection with our stock subscription offering and acquisition of Chart Bank.
Pre-Approval Policies And Procedures
      At present, our Audit and Risk Management Committee approves each engagement for audit and non-audit services before we engage Wolf & Company, P.C., to provide those services. Our Audit and Risk Management Committee has not established any pre-approval policies or procedures that would allow our management to engage Wolf & Company, P.C., to provide any specified services with only an obligation to notify the Audit and Risk Management Committee of the engagement for those services. None of the services provided by Wolf & Company, P.C. for fiscal 2004 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Exhibits

Exhibit No.	Description	Footnotes

2.1	Plan of Conversion of Benjamin Franklin Bancorp.	3
2.2	Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2
3.1	Articles of Organization of Benjamin Franklin Bancorp, Inc.	2
3.2	Bylaws of Benjamin Franklin Bancorp, Inc.	2
4.1	Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5

Exhibit No.		Description	Footnotes

10	.1.1	Form of Employment Agreement with Thomas R. Venables.*	1
10	.1.2	Form of Employment Agreement with Claire S. Bean.*	1
10.2		Form of Change in Control Agreement with six other Executive Officers, providing one year’s severance to Ronald S. Baron, Brian E. Ledwith, Michael J. Piemonte, Kathleen P. Sawyer, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. This form contains all material information concerning the agreement and the only differences are the name and contact information of the executive officer who is party to the agreement and the number of years of severance provided.*	2
10.3		Form of Benjamin Franklin Bank Benefit Restoration Plan.*	2
10	.4.1	Benjamin Franklin Bank Salary Continuation Agreement with Thomas R. Venables dated as of August 22, 2002.*	2
10.5		Benjamin Franklin Bancorp Director Fee Continuation Plan.*	4
10.6		Benjamin Franklin Bancorp Employee Salary Continuation Plan.*	2
10	.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.*	2
10	.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004.*	2
21		Subsidiaries of Registrant.	3
23.1		Consent of Wolf & Company, P.C., independent registered public accounting firm.	1
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1
99.1		Consents of Richard E. Bolton, Jr., Paul E. Capasso, Jonathan A. Haynes, Daniel F. O’Brien, Donald P. Quinn, and Neil E. Todreas, to be identified as proposed directors.	2

*	Relates to compensation.

(1)	Filed herewith.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.
      (b) Financial Statement Schedules
      All schedules are omitted because they are not applicable or the required information is shown in our financial statements and related notes.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, Benjamin Franklin Bancorp, M.H.C. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benjamin Franklin Bancorp, M.H.C.

By:	/s/ Thomas R. Venables

Thomas R. Venables
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the indicated capacities as of March 29, 2005.

Signature	Title

/s/ Thomas R. Venables Thomas R. Venables	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Claire S. Bean Claire S. Bean	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mary Ambler Mary Ambler	Director

/s/ William P. Bissonnette William P. Bissonnette	Director

/s/ William F. Brady, Jr. William F. Brady, Jr.	Director

/s/ John C. Fuller John C. Fuller	Director

/s/ Anne M. King Anne M. King	Director

/s/ Richard D. Mann Richard D. Mann	Director

/s/ John D. Murphy John D. Murphy	Director

/s/ Charles F. Oteri Charles F. Oteri	Director

Signature	Title

/s/ Alfred H. Wahlers Alfred H. Wahlers	Director

/s/ Charles Yergatian Charles Yergatian	Director

BENJAMIN FRANKLIN BANCORP, M.H.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Audit Committee
Benjamin Franklin Bancorp, M.H.C.
Franklin, Massachusetts
      We have audited the accompanying consolidated balance sheets of Benjamin Franklin Bancorp, M.H.C. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in retained earnings and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benjamin Franklin Bancorp, M.H.C. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 17, 2005

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands)
ASSETS
Cash and due from banks	$8,691	$14,512
Short-term investments	5,513	20,973

Total cash and cash equivalents	14,204	35,485

Securities available for sale, at fair value	86,070	102,646
Securities held to maturity, at amortized cost	217	386
Restricted equity securities, at cost	6,975	7,222
Loans	386,545	291,385
Allowance for loan losses	(3,172)	(2,523)

Loans, net	383,373	288,862
Premises and equipment, net	11,147	11,199
Accrued interest receivable	1,490	1,388
Goodwill	4,248	4,248
Bank-owned life insurance	7,182	5,584
Other assets	2,487	1,824

	$517,393	$458,844

LIABILITIES AND RETAINED EARNINGS
Deposits	$396,499	$380,257
Short-term borrowings	4,250	—
Long-term debt	81,000	45,000
Other liabilities	4,316	4,286

Total liabilities	486,065	429,543

Commitments and contingencies (Note 13)
Retained earnings	32,997	31,308
Accumulated other comprehensive loss	(1,669)	(2,007)

Total retained earnings	31,328	29,301

	$517,393	$458,844

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Interest and dividend income:
Loans, including fees	$17,320	$15,530	$16,322
Debt securities:
Taxable	3,092	3,186	3,903
Tax-exempt	—	14	35
Dividends	244	250	228
Short-term investments	139	552	918

Total interest and dividend income	20,795	19,532	21,406

Interest expense:
Interest on deposits	4,366	4,487	5,856
Interest on short-term borrowings	92	—	—
Interest on long-term debt	2,574	2,265	1,738

Total interest expense	7,032	6,752	7,594

Net interest income	13,763	12,780	13,812
Provision for loan losses	620	625	1,412

Net interest income, after provision for loan losses	13,143	12,155	12,400

Other income (charges):
Deposit service fees	882	928	859
Loan servicing fees	254	336	525
Gain on sale of loans, net	123	975	71
Gain (loss) on sales of securities, net	(24)	86	1,569
Income from bank-owned life insurance	198	181	59
Pension plan curtailment loss	—	—	(741)
Miscellaneous	691	570	512

Total other income	2,124	3,076	2,854

Operating expenses:
Salaries and employee benefits	7,487	6,668	6,150
Occupancy and equipment	1,410	1,788	1,814
Data processing	1,353	1,446	1,368
Professional fees	373	985	723
Other general and administrative	2,063	1,837	2,060

Total operating expenses	12,686	12,724	12,115

Income before income taxes	2,581	2,507	3,139
Provision for income taxes	892	819	443

Net income	$1,689	$1,688	$2,696

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
Years Ended December 31, 2004, 2003 and 2002

		Accumulated
		Other	Total
	Retained	Comprehensive	Retained
	Earnings	Income (Loss)	Earnings

	(Dollars in thousands)
Balance at December 31, 2001	$26,924	$513	$27,437

Comprehensive income:
Net income	2,696	—	2,696
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	(319)	(319)

Total comprehensive income			2,377

Balance at December 31, 2002	29,620	194	29,814

Comprehensive loss:
Net income	1,688	—	1,688
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	(2,201)	(2,201)

Total comprehensive loss			(513)

Balance at December 31, 2003	31,308	(2,007)	29,301

Comprehensive income:
Net income	1,689	—	1,689
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	338	338

Total comprehensive income			2,027

Balance at December 31, 2004	$32,997	$(1,669)	$31,328

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,689	$1,688	$2,696
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	855	833	316
Amortization of deferred loan costs, net	250	407	582
Loss (gain) on sales of securities, net	24	(86)	(1,569)
Provision for loan losses	620	625	1,412
Amortization of mortgage servicing rights	450	892	535
Depreciation expense	679	872	1,008
Deferred income tax benefit	(161)	(169)	(1,005)
Income from bank-owned life insurance	(198)	(181)	(59)
Gains on sales of loans, net	(123)	(975)	(71)
Loans originated for sale	(31,185)	(96,256)	(69,752)
Proceeds from sales of loans	31,308	97,231	69,823
Pension plan curtailment loss	—	—	741
Decrease (increase) in accrued interest receivable	(102)	(89)	919
Other, net	(1,030)	(95)	6

Net cash provided by operating activities	3,076	4,697	5,582

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	5,591	30,886	110,420
Maturities, calls, and principal repayments	41,830	211,994	62,883
Purchases	(31,278)	(240,200)	(202,921)
Maturities of and principal repayments on held-to-maturity securities	169	600	1,763
Net change in restricted equity securities	247	(2,000)	—
Purchases of mortgage loans	(34,207)	(26,546)	(1,298)
Loan originations, net	(61,174)	(1,415)	(4,727)
Purchases of bank-owned life insurance	(1,400)	(1,300)	(2,534)
Additions to premises and equipment	(627)	(224)	(501)

Net cash used for investing activities	(80,849)	(28,205)	(36,915)

Cash flows from financing activities:
Net increase in deposits	16,242	6,957	12,178
Proceeds from short-term borrowings	4,250	—	—
Proceeds from long-term debt	36,000	—	9,000

Net cash provided by financing activities	56,492	6,957	21,178

Net change in cash and cash equivalents	(21,281)	(16,551)	(10,155)
Cash and cash equivalents at beginning of year	35,485	52,036	62,191

Cash and cash equivalents at end of year	$14,204	$35,485	$52,036

Supplemental cash flow information:
Interest paid on deposits	$4,367	$4,492	$5,871
Interest paid on short-term borrowings	83	—	—
Interest paid on long-term debt	2,485	2,280	1,632
Income taxes paid (refunded)	865	942	(356)
See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation
      The consolidated financial statements include the accounts of Benjamin Franklin Bancorp, M.H.C. (the “Company”) and its wholly-owned subsidiary, Benjamin Franklin Bank (the “Bank”). The Company’s wholly-owned subsidiary, Benjamin Franklin Capital Trust, was included in the Company’s consolidated financial statements for December 31, 2003 and recorded on the equity method effective January 1, 2004. The Bank has one subsidiary, Benjamin Franklin Securities Corp., formed for the purpose of buying, holding, and selling securities. All significant intercompany balances and transactions have been eliminated in consolidation.

Business and operating segments
      The Company provides a variety of financial services to individuals and small businesses through its six offices in Norfolk and Worcester counties. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential and commercial mortgage loans. The Bank also provides non-deposit investment products to customers.
      Management evaluates the Company’s performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified operating segments for which discrete financial information is available. The Company does not derive revenues from, or have assets located in, foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company’s total revenues.

Use of estimates
      In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of goodwill and the valuation of deferred tax assets.

Reclassifications
      Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Cash and cash equivalents
      Cash and cash equivalents include cash and balances due from banks and short-term investments, all of which mature within ninety days.

Securities
      Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss.
      Purchase premiums and discounts are recognized into interest income using the interest method over the contractual terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific identification method.
      Restricted equity securities, which consist primarily of Federal Home Loan Bank stock ($4,459) and stock in a community investment fund ($2,000), are carried at cost.

Loans
      The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in Franklin, Massachusetts and surrounding communities. The ability of the Bank’s debtors to honor their contracts is dependent upon the local real estate market and general economic conditions in this area.
      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.
      The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
      All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses
      The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
      The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of the loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
      A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.
      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Servicing
      Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets, and are adjusted for prepayments. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by the original term of maturity ranging from 10-30 years and using a weighted average interest rate and maturity date within each strata. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Premises and equipment
      Land is carried at cost. Buildings and improvements and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

Transfers of financial assets
      Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
      The Company recorded an intangible asset of $4.6 million in connection with its 1998 acquisition of Foxboro National Bank. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 amortization of the remaining carrying amount of the goodwill ($4.3 million, net of accumulated amortization of $385) ceased and management began evaluating goodwill for impairment. In evaluating the goodwill, management does not track the separate fair value of Foxboro National Bank, but instead measures the fair value of the entire Company. If management determines that goodwill is impaired, the carrying value of goodwill would be reduced through a charge to earnings. At December 31, 2004 and 2003, management concluded that an impairment write-down was not required.

Derivative financial instruments
      The Company’s derivative financial instruments include commitments to potential borrowers for loans intended to be sold and related loan sale commitments to investors in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

Retirement plan
      The Company accounted for defined pension plan benefits on the net periodic pension cost method for financial reporting purposes. This method recognized the compensation cost of an employee’s pension benefit over the employee’s approximate service period. The aggregate cost method was utilized for funding purposes. The Bank elected to curtail the pension plan effective December 31, 2000. (See Note 15.)

Income taxes
      Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Bank’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if deemed realizable.
      A valuation allowance related to deferred tax assets is established when, in the judgement of management, it is more likely than not, that all or a portion of such deferred tax assets will not be realized. (See Note 12.)

Advertising costs
      Advertising costs are expensed as incurred.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income
      Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the retained earnings section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income (loss). The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,

	2004	2003	2002

Unrealized holding gains (losses) on securities available for sale	$266	$(2,361)	$1,081
Tax effect	44	237	(374)

Net-of-tax amount	310	(2,124)	707

Reclassification adjustment for (losses) gains realized in income	24	(86)	(1,569)
Tax effect	4	9	543

Net-of-tax amount	28	(77)	(1,026)

Total change	$338	$(2,201)	$(319)

Recent accounting pronouncements
      In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. The Company adopted FIN 46 as of January 1, 2004 which resulted in the Company no longer consolidating its wholly-owned subsidiary, Benjamin Franklin Capital Trust, and recording it on the equity method. The Interpretation and the revision had no material effect on the Company’s consolidated financial statements.
      In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This SAB did not have a material effect on the Company’s financial position or results of operations.
      On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies and will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period,

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
often the vesting period, and will be remeasured subsequently at each reporting date through settlement date.
      On September 30, 2004, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

2.	STOCK CONVERSION AND MERGER

Stock conversion
      On October 28, 2004, the Board of Trustees of the Company adopted a Plan of Conversion (the “Plan”) whereby the Company will convert to a Massachusetts-chartered stock corporation known as Benjamin Franklin Bancorp, Inc. (the “Stock Holding Company”). Effective February 11, 2005, up to 6,612,500 shares of Stock Holding Company stock have been offered at $10 per share on a priority basis to qualifying depositors, tax-qualified employee plans, and employees, officers, directors and trustees of the Bank and the Company.
      As part of the Conversion, the Company will establish a liquidation account in an amount equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Company after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.
      Subsequent to the Conversion, the Company may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.
      Conversion costs will be deferred and reduce the proceeds from the shares sold in the Conversion. If the Conversion is not completed, all costs will be expensed. As of December 31, 2004, conversion costs in the amount of $875 have been incurred.
      As part of the Conversion, the Bank intends to enter into employment agreements or change of control agreements with certain executive officers, which in the case of the President would replace his existing employment agreement. In addition, as part of the Conversion, the Bank intends to implement an employee stock ownership plan, a stock based incentive plan and salary continuation plans for directors, officers and employees.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, as part of the Conversion, the Company intends to form a charitable foundation (the “Foundation”) by donating to the Foundation a number of shares of its authorized but unissued common stock in an amount up to 8% of the lesser of (i) the number of shares actually sold in the Conversion or (ii) the number of shares that would have been sold at the midpoint of the estimated valuation range of the Conversion.

Merger
      On September 1, 2004, the Company and the Bank signed an Agreement and Plan of Merger with Chart Bank, A Cooperative Bank (“Chart”), a Massachusetts-chartered stock bank located in Waltham, Massachusetts, whereby Chart, subject to the Company’s Conversion, will be acquired by the Company and merged into the Bank.
      Upon completion of the Company’s Conversion, each share of Chart’s common stock issued and outstanding immediately prior to the merger shall be converted into, and shall be cancelled in exchange for, the right to receive 3.075 shares of the Company’s common stock or a cash amount equal to $30.75 per share of Chart’s common stock. The per share stock consideration assumes a $10 per share price for the Company’s common stock to be sold in the Conversion. In addition, each option to purchase Chart’s stock outstanding at the effective date of the merger, whether or not vested, shall be terminated and each grantee thereof shall be entitled to receive an amount of cash equal to the excess of the $30.75 per share cash consideration over the option exercise price.
      The merger has been approved by regulatory authorities and the Conversion and merger of Chart are expected to close on the same day and at substantially the same time, however, the Conversion is not conditioned upon the merger of Chart.

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS
      The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2004 and 2003, these reserve balances amounted to $2,800 and $6,760, respectively.

4.	SHORT-TERM INVESTMENTS
      Short-term investments consist of the following:

	December 31,

	2004	2003

Federal funds	$4,380	$16,031
Bank Investment Liquidity Fund	1,125	4,937
Money market account	8	5

	$5,513	$20,973

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	SECURITIES
      The amortized cost and fair value of securities with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2004:
Securities available for sale:
U.S. Government and federal agency obligations	$33,607	$2	$(303)	$33,306
Other bonds and obligations	5,056	—	(41)	5,014
Mortgage-backed securities	49,246	41	(1,537)	47,750

	$87,909	$43	$(1,881)	$86,070

Securities held to maturity:
Mortgage-backed securities	$217	$4	$—	$221

December 31, 2003:
Securities available for sale:
U.S. Government and federal agency obligations	$30,272	$91	$(16)	$30,347
Mortgage-backed securities	74,502	118	(2,321)	72,299

	$104,774	$209	$(2,337)	$102,646

Securities held to maturity:
Mortgage-backed securities	$386	$12	$—	$398

      The amortized cost and estimated fair value of debt securities, excluding mortgage-backed securities, by contractual maturity at December 31, 2004 is as follows. Expected maturities will differ from contractual maturities on certain securities because of call or prepayment provisions.

	Amortized	Fair
	Cost	Value

Within 1 year	$19,626	$19,520
After 1 year through 5 years	19,037	18,800

	$38,663	$38,320

      Proceeds from the sale of securities available for sale during the years ended December 31, 2004, 2003 and 2002 amounted to $5,591, $30,886 and $110,420, respectively. Gross realized gains of $15, $189 and $1,823, and gross losses of $39, $103 and $254, were realized during the years ended December 31, 2004, 2003 and 2002, respectively.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		Over
	Twelve Months		Twelve Months

	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

December 31, 2004:
U.S. Government and federal agency obligations	$267	$26,275	$36	$6,024
Other bonds and obligations	41	5,014	—	—
Mortgage-backed securities	37	3,031	1,500	43,629

Total temporarily impaired securities	$345	$34,320	$1,536	$49,653

December 31, 2003:
U.S. Government and federal agency obligations	$16	$6,379	$—	$—
Mortgage-backed securities	2,295	63,998	26	867

Total temporarily impaired securities	$2,311	$70,377	$26	$867

      The above unrealized losses on U.S. Government and federal agency obligations and other bonds and obligations at December 31, 2004 represent 0.1% of the securities’ amortized cost and reflect temporary declines in fair value attributable to changes in market interest rates. As management has both the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.
      At December 31, 2004, mortgage-backed securities (“MBS”) have unrealized losses with an aggregate depreciation of 3.2% from the amortized cost basis. Significant portions of these investments are in collateralized mortgage obligations, commonly referred to as CMOs. The unrealized losses will continue to exist as market interest rates rise above the purchase yield of the individual securities. Management’s intent is to hold these securities until maturity, as a core element of the total investment portfolio. The issuers of the investments are the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Corporation. The residential mortgage collateral backing these investments and the guarantees of the federal agency issuers do not indicate that these declines are other than temporary.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	LOANS
      A summary of the balances of loans follows:

	December 31,

	2004	2003

Mortgage loans on real estate:
Residential	$241,090	$172,123
Commercial	85,911	68,652
Construction	28,651	23,936
Home equity	23,199	18,171

	378,851	282,882

Other loans:
Commercial	4,375	5,559
Consumer	2,170	2,219

	6,545	7,778

Total loans	385,396	290,660
Allowance for loan losses	(3,172)	(2,523)
Net deferred loan costs	1,149	725

Loans, net	$383,373	$288,862

      An analysis of the allowance for loan losses follows:

	Years Ended December 31,

	2004	2003	2002

Balance at beginning of year	$2,523	$2,312	$1,177
Provision for loan losses	620	625	1,412
Recoveries	46	123	142
Charge-offs	(17)	(537)	(419)

Balance at end of year	$3,172	$2,523	$2,312

      The following is a summary of impaired and non-accrual loans:

	December 31,

	2004	2003

Total impaired loans, all with valuation allowances	$334	$458

Valuation allowances related to impaired loans	$210	$225

Non-accrual loans	$334	$458

Loans greater than 90 days delinquent and still accruing	$3	$5

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      No additional funds are committed to be advanced in connection with impaired loans.

	Years Ended December 31,

	2004	2003	2002

Average recorded investment in impaired loans	$395	$594	$568

Interest income recognized on a cash basis on impaired loans	$—	$60	$30

      At December 31, 2004 and 2003, loans with a principal balance of $16,161 and $23,590, respectively, were pledged to the Federal Reserve Bank of Boston as part of the Borrower-in-Custody advance program for which there are no outstanding advances as of December 31, 2004 and 2003.

7.	SERVICING
      Loans serviced by the Bank for others amounted to $130,559 and $131,845 at December 31, 2004 and 2003, respectively. All loans sold and serviced for others were sold without recourse provisions.
      Mortgage servicing rights included in other assets at December 31, 2004 and 2003 were $653 and $862, respectively. The fair value of mortgage servicing rights was $1,001 and $1,008 at December 31, 2004 and 2003, respectively. Information applicable to mortgage servicing rights is as follows:

	Years Ended December 31,

	2004	2003	2002

Mortgage servicing rights capitalized	$241	$865	$721

Mortgage servicing rights amortized	$450	$892	$535

8.	PREMISES AND EQUIPMENT
      A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
			Estimated
	2004	2003	Useful Lives

Premises:
Land	$4,357	$4,357
Buildings and improvements	10,614	10,458	5-39 years
Equipment	4,585	4,114	2-10 years

	19,556	18,929
Less accumulated depreciation	(8,409)	(7,730)

	$11,147	$11,199

      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $679, $872 and $1,008, respectively.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	DEPOSITS
      A summary of deposit balances, by type, is as follows:

	December 31,

	2004	2003

Demand deposits	$87,776	$85,681
NOW	22,460	24,581
Regular and other savings	95,875	96,118
Money market deposits	53,167	50,094

Total non-certificate accounts	259,278	256,474

Term certificates less than $100,000	97,114	93,643
Term certificates of $100,000 or more	40,107	30,140

Total certificate accounts	137,221	123,783

Total deposits	$396,499	$380,257

      A summary of term certificate accounts by maturity is as follows:

	December 31, 2004		December 31, 2003

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Within 1 year	$98,965	2.22%	$89,584	2.25%
Over 1 year to 3 years	32,767	2.90	28,633	3.47
Over 3 years to 5 years	5,489	3.30	5,566	2.75

	$137,221	2.42%	$123,783	2.55%

10.	SHORT-TERM BORROWINGS
      Short-term borrowings consist of Federal Home Loan Bank (“FHLB”) advances in the amount of $4,250 at December 31, 2004. These advances mature within one year and have a weighted average rate of 2.53% at December 31, 2004. The advances are secured by a blanket lien on qualified collateral as described in Note 11.

11.	LONG-TERM DEBT
      Long-term debt consists of the following:

	December 31,

	2004	2003

FHLB fixed-rate advances	$72,000	$36,000
Subordinated debt issued to Trust Subsidiary	9,000	9,000

	$81,000	$45,000

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FHLB Advances
      Additional information pertaining to FHLB advances at December 31, 2004 and 2003 are as follows:

	December 31, 2004		December 31, 2003

		Weighted		Weighted
		Average		Average
Maturity Date	Amount	Rate	Amount	Rate

2006	$7,000	3.05%	$—	—%
2007	23,000	3.25	—	—
2008	6,000	3.53	—	—
2009*	6,000	4.91	6,000	4.91
2011*	30,000	4.38	30,000	4.38

	$72,000	3.87%	$36,000	4.47%

*	All advances are callable during 2005.
      The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. At December 31, 2004 and 2003, borrowings under the line were limited to $500, none of which was outstanding.
      FHLB borrowings are limited to 2% of the Bank’s total assets. All borrowings from the Federal Home Loan Bank are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property. At December 31, 2004 and 2003, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $220,513 and $167,559, respectively.

Subordinated Debt
      During the fourth quarter of 2002, the Company raised net proceeds of $8.7 million in a sale of $9.0 million of subordinated debentures to Benjamin Franklin Capital Trust I (the “Trust”), a wholly-owned subsidiary of the Company. The Trust funded the purchase by participating in a pooled offering of 9,000 capital securities representing preferred ownership interests in the assets of the Trust with a liquidation value of $1,000 each. Using interest payments made by the Company on the debentures, the Trust will pay quarterly dividends to preferred security holders. The percentage rate of interest payable on the subordinated debentures and the cumulative dividends payable quarterly on the preferred securities is 6.94% for the first five years and thereafter will be at a rate equal to the three month Libor rate plus 3.45%. The Company has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the Trust may defer dividend distributions for up to five years. The debentures and the preferred securities mature in November 2032 unless the Company elects and obtains regulatory approval to accelerate the maturity date to November 2007 or thereafter.
      The outstanding preferred securities are classified as subordinated debt and may be included in regulatory Tier 1 capital (See Note 14), subject to a limitation that such amounts not exceed 25% of Tier 1 capital. At December 31, 2004 and 2003, preferred securities aggregating $9,000 and $8,945, respectively, are included in Tier 1 capital. Deferred debt financing costs are included in other assets and are amortized over the life of the debentures.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	INCOME TAXES
      Allocation of the federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,

	2004	2003	2002

Current tax provision:
Federal	$809	$863	$1,304
State	244	125	144

	1,053	988	1,448

Deferred tax benefit:
Federal	(139)	(73)	(221)
State	(38)	(44)	(260)

	(177)	(117)	(481)
Change in valuation reserve	16	(52)	(524)

	(161)	(169)	(1,005)

Total tax provision	$892	$819	$443

      The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended
	December 31,

	2004	2003	2002

Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax	5.3	2.1	(2.4)
Change in valuation reserve	0.6	(2.1)	(16.7)
Officers’ life insurance	(2.4)	(3.4)	(0.5)
Other, net	(2.9)	2.1	(0.3)

Effective tax rates	34.6%	32.7%	14.1%

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred tax asset (liability) are as follows:

	December 31,

	2004	2003

Deferred tax liability:
Federal	$(1,181)	$(1,153)
State	(384)	(370)

	(1,565)	(1,523)

Deferred tax asset:
Federal	3,547	3,339
State	431	372

	3,978	3,711
Valuation reserve	(2,289)	(2,273)

	1,689	1,438

Net deferred tax asset (liability)	$124	$(85)

      The tax effect of each item that gives rise to deferred taxes are as follows:

	December 31,

	2004	2003

Allowance for loan losses	$1,212	$959
Employee benefit plans	177	151
Net unrealized loss on securities available for sale	169	121
Depreciation and amortization	(615)	(604)
Net deferred loan costs	(470)	(297)
Mortgage servicing rights	(267)	(353)
Capital loss carryforward	2,289	2,273
Other, net	(82)	(62)

	2,413	2,188
Valuation reserve	(2,289)	(2,273)

Deferred tax asset (liability)	$124	$(85)

      At December 31, 2004, the Company has a capital loss carryover of $6,733 available to offset future capital gains, of which $6,701 expires in 2006 and $32 expires in 2009. The change in the valuation reserve for the years ended December 31, 2004 and 2003 is due to the change in the capital loss carryforward.
      The federal income tax reserve for loan losses at the Bank’s base year amounted to $3,055. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Bank intends to use the reserve only to absorb loan losses, a deferred tax liability of $1,253 has not been provided.

13.	COMMITMENTS AND CONTINGENCIES
      In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan commitments
      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and advance funds on outstanding lines-of-credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.
      The Bank’s exposure to credit loss is represented by the contractual amount of the commitments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.
      At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,

	2004	2003

Commitments to grant loans	$15,470	$11,567
Commitments to purchase loans	—	2,953
Unadvanced funds on construction loans	20,338	10,264
Unadvanced funds on home equity lines-of-credit	28,260	24,812
Unadvanced funds on commercial lines-of-credit	4,391	3,717
Unadvanced funds on personal lines-of-credit	2,130	2,200
      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines-of-credit may expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. Funds disbursed under commitments to grant loans and home equity lines-of-credit are primarily secured by real estate, and commercial lines-of-credit are generally secured by business assets. Personal lines-of-credit are unsecured.

Derivative financial instruments
      Loan commitments pertaining to loans that the Company is originating for sale are, by definition, derivative financial instruments.
      The Bank enters into investor loan sale commitments to mitigate the interest rate risk inherent in fixed-rate loan commitments. These sale commitments also meet the characteristics of a derivative financial instrument. These transactions involve both credit and market risk.
      Loan commitments with individual borrowers require the Bank to originate a loan upon completion of various underwriting requirements, and may lock an interest rate at the time of commitment. In turn, the Bank generally enters into investor loan sale commitments which represent agreements to sell these loans to investors at a predetermined price. If the individual loan is not available for sale (i.e. the loan does not close), the Bank may fill the commitment with a similar loan, or pay a fee to terminate the contract. At December 31, 2004 and 2003, the Bank had $1,145 and $715, respectively, in commitments to grant mortgage loans under rate lock agreements with borrowers. At December 31, 2004 and 2003, the Bank had $1,145 and $715, respectively, in outstanding investor loan sale commitments. The fair value of these derivative financial instruments is zero at the date of commitment and subsequent changes are not material.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other contingencies
      Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

14.	MINIMUM REGULATORY CAPITAL REQUIREMENTS
      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Mutual holding companies are not covered by the prompt corrective action provisions of the capital guidelines.
      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
      As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table.

					Minimum to Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004:
Total capital to risk weighted assets:
Consolidated	$40,875	12.5%	$26,200	8.0%	N/A	N/A
Bank	40,022	12.3	26,125	8.0	$32,656	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	37,703	11.5	13,100	4.0	N/A	N/A
Bank	36,850	11.3	13,062	4.0	19,594	6.0
Tier 1 capital to average assets:
Consolidated	37,703	7.3	20,545	4.0	N/A	N/A
Bank	36,850	7.2	20,513	4.0	25,641	5.0

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Minimum to Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2003:
Total capital to risk weighted assets:
Consolidated	$38,357	14.2%	$21,647	8.0%	N/A	N/A
Bank	37,717	13.9	21,647	8.0	$27,058	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	35,779	13.2	10,823	4.0	N/A	N/A
Bank	35,194	13.0	10,823	4.0	16,235	6.0
Tier 1 capital to average assets:
Consolidated	35,779	7.8	18,461	4.0	N/A	N/A
Bank	35,194	7.6	18,416	4.0	23,020	5.0

15.	EMPLOYEE BENEFIT PLANS

Pension plan
      The Bank had provided pension benefits for eligible employees electing participation through the Savings Bank’s Employee Retirement Association’s (SBERA) Pension Plan (the “Plan”). Effective December 31, 2000, the Bank elected to curtail the pension plan subject to the Bank’s capital to assets ratio exceeding 7%. As the Bank exceeded the required capital ratio during the year ended December 31, 2002, a curtailment loss of $741 was recognized. Effective August 14, 2003, assets of the Plan were fully settled and allocated to the participants.

401(k) plan
      The Bank adopted a 401(k) savings plan, which provides for voluntary contributions by participating employees up to seventy-five percent of their compensation, subject to certain limitations. Under the terms of the plan, the Bank at its discretion will match two hundred percent of an employee’s contribution to the 401(k) plan subject to a maximum of 6% of the employee’s compensation. Total expense under the 401(k) plan for the years ended December 31, 2004, 2003 and 2002, amounted to $334, $437 and $413, respectively.

Supplemental executive plan
      The Bank has adopted a Supplemental Executive Retirement Plan, which provides for certain of the Bank’s executives to receive monthly benefits upon retirement, subject to certain limitations as set forth in the Plan. The present value of these future benefits is accrued over the executives’ terms of employment, and the expense for the years ended December 31, 2004, 2003 and 2002 amounted to $197, $101 and $70, respectively.

Executive employment agreement
      The Bank has entered into an Executive Employment Agreement with the President which expires on December 31, 2006 and provides for, among other things, an annual base salary and severance upon termination of employment. However, such employment may be terminated for cause, as defined, without

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
incurring any continuing obligation. The agreement also provides for automatic extensions for one year on the anniversary date of the agreement.

16.	LOANS TO RELATED PARTIES
      In the ordinary course of business, the Bank grants loans to its officers and directors and their affiliates as follows:

	Years Ended
	December 31,

	2004	2003

Beginning balance	$2,563	$2,759
Originations	—	1,216
Payments and change in status	(1,448)	(1,412)

Ending balance	$1,115	$2,563

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
      Cash and cash equivalents: The carrying amounts of these instruments approximate fair values.
      Securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying value of restricted equity securities approximates fair value based on the redemption provisions of the issuers.
      Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for residential mortgage loans and certain consumer loans are generally based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and investment property mortgage loans, commercial and industrial loans and certain consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using the lower of underlying collateral values or cost.
      Deposits: The fair values disclosed for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Short-term borrowings: The carrying amounts of short-term borrowings approximate fair value.
      Long-term debt: Fair values of long-term debt are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
      Accrued interest: The carrying amount of accrued interest approximates fair value.
      Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is not material.
      The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$14,204	$14,204	$35,485	$35,485
Securities available for sale	86,070	86,070	102,646	102,646
Securities held to maturity	217	221	386	398
Restricted equity securities	6,975	6,975	7,222	7,222
Loans, net	383,373	383,875	288,862	288,535
Accrued interest receivable	1,490	1,490	1,388	1,388
Financial liabilities:
Deposits	396,499	395,947	380,257	381,479
Short-term borrowings	4,250	4,250	—	—
Long-term debt	81,000	80,337	45,000	46,461
Accrued interest payable	324	324	225	225

Benjamin Franklin Bancorp, Inc.
Annual Report on Form 10-K for the Year Ended December 31, 2004
Exhibits Filed Herewith

Exhibit
Number	Description

10.1.1	Form of Employment Agreement with Thomas R. Venables.
10.1.2	Form of Employment Agreement with Claire S. Bean.
23.1	Consent of Wolf & Company, P.C., independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.