Form 10-Q
period 2005-03-31
Benjamin Franklin Bancorp, Inc.
filed 2005-05-16
CIK 1302176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51194

Benjamin Franklin Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-3336598
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

58 Main Street, Franklin, MA (Address of Principal Executive Offices)	02038 (Zip Code)

Registrant’s telephone number, including area code: (617) 528-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Shares outstanding of the registrant’s common stock (par value $0.01) at May 10, 2005: 8,488,898

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2005	2004
	(In thousands)
ASSETS

Cash and due from banks	$9,394	$8,691
Short-term investments	59,618	5,513

Total cash and cash equivalents	69,012	14,204

Securities available for sale, at fair value	84,679	86,070
Securities held to maturity, at amortized cost	187	217
Restricted equity securities, at cost	6,975	6,975

Total securities	91,841	93,262

Loans	397,719	386,545
Allowance for loan losses	(3,351)	(3,172)

Loans, net	394,368	383,373

Premises and equipment, net	11,194	11,147
Accrued interest receivable	1,592	1,490
Goodwill	4,248	4,248
Bank-owned life insurance	7,244	7,182
Other assets	3,292	2,487

	$582,791	$517,393

LIABILITIES AND RETAINED EARNINGS

Deposits	$414,733	$396,499
Short-term borrowings	—	4,250
Long-term debt	81,000	81,000
Other liabilities	56,258	4,316

Total liabilities	551,991	486,065

Retained earnings	33,327	32,997
Accumulated other comprehensive loss	(2,527)	(1,669)

Total retained earnings	30,800	31,328

	$582,791	$517,393

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Interest and dividend income
Loans, including fees	$4,892	$3,916
Debt securities	661	843
Dividends	68	52
Short-term investments	93	49

Total interest and dividend income	5,714	4,860

Interest expense
Interest on deposits	1,232	1,042
Interest on short-term borrowings	1	—
Interest on long-term debt	852	565

Total interest expense	2,085	1,607

Net interest income	3,629	3,253
Provision for loan losses	168	170

Net interest income, after provision for loan losses	3,461	3,083

Other income:
Deposit service fees	207	254
Loan servicing fees	72	145
Gain on sale of loans, net	15	66
Gain on sales of securities, net	—	9
Income from bank-owned life insurance	59	48
Miscellaneous	140	172

Total other income	492	694

Operating expenses:
Salaries and employee benefits	2,014	1,851
Occupancy and equipment	440	379
Data processing	337	336
Professional fees	129	65
Other general and administrative	545	496

Total operating expenses	3,465	3,127

Income before income taxes	489	650

Provision for income taxes	159	196

Net income	$330	$454

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS

(Unaudited)

		Accumulated
		Other	Total
	Retained	Comprehensive	Retained
	Earnings	Loss	Earnings
		(In thousands)
Balance at December 31, 2003	$31,308	$(2,007)	$29,301

Comprehensive income:
Net income	454	—	454
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects of $390	—	982	982

Total comprehensive income			1,436

Balance at March 31, 2004	$31,762	$(1,025)	$30,737

Balance at December 31, 2004	$32,997	$(1,669)	$31,328

Comprehensive loss:
Net income	330	—	330
Net unrealized loss on securities available for sale, net of tax effects of $416	—	(858)	(858)

Total comprehensive loss			(528)

Balance at March 31, 2005	$33,327	$(2,527)	$30,800

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$330	$454
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net amortization of securities	118	214
Amortization of deferred loan costs, net	39	65
Gain on sales of securities, net	—	(9)
Provision for loan losses	168	170
Amortization of core deposit intangible	—	45
Amortization of mortgage servicing rights	76	82
Depreciation expense	184	165
Deferred income tax benefit	(22)	(27)
Income from bank-owned life insurance	(59)	(48)
Gains on sales of loans, net	(15)	(66)
Loans originated for sale	(4,425)	(16,187)
Proceeds from sales of loans	4,440	16,253
Decrease (increase) in accrued interest receivable	(102)	54
Other, net	(120)	(627)

Net cash provided by operating activities	612	538

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	1,000
Maturities, calls, and principal repayments	4,477	9,654
Purchases	(3,647)	(11,831)
Maturities of and principal repayments on held-to-maturity securities	30	33
Net change in restricted equity securities	—	1,000
Purchases of mortgage loans	(288)	(8,860)
Loan originations, net	(10,884)	(5,592)
Additions to premises and equipment	(231)	(269)

Net cash used for investing activities	(10,543)	(14,865)

(Continued)

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	18,211	11,314
Funds received in stock subscription offering, net of costs incurred in connection with stock offering and impending merger (included in other assets)	50,778	—
Repayments of short-term borrowings	(4,250)	—

Net cash provided by financing activities	64,739	11,314

Net change in cash and cash equivalents	54,808	(3,013)

Cash and cash equivalents at beginning of period	14,204	35,485

Cash and cash equivalents at end of period	$69,012	$32,472

Supplemental cash flow information:
Interest paid on deposits	$1,231	$1,042
Interest paid on short-term borrowings	1	—
Interest paid on long-term debt	849	563
Income taxes paid	193	17

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, M.H.C. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of presentation and consolidation

The accompanying unaudited consolidated interim financial statements include the accounts of Benjamin Franklin Bancorp, M.H.C. and subsidiaries (the “Company’’) including its main wholly-owned subsidiary, Benjamin Franklin Bank (the “Bank’’). These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004.

Stock Conversion and Merger

The Company completed its mutual-to-stock conversion and related stock offering with the issuance of 5,977,419 shares (including 400,000 shares contributed to the Benjamin Franklin Bank Charitable Foundation) on April 4, 2005. An additional 2,511,479 shares were issued in connection with the acquisition of Chart Bank, which was consummated immediately following the stock conversion. The cash portion of the consideration paid to Chart Bank shareholders totaled $21,392,960 (net of amounts received by Chart Bank upon the exercise of stock options prior to the merger). The Company’s stock began trading on April 5, 2005, on the Nasdaq National Market, under the symbol “BFBC”.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which is an amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies, and will be effective beginning with the first interim or annual reporting period of the Company’s first fiscal year that begins after June 15, 2005, which would be January 1, 2006 for the Company. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be re-measured subsequently at each reporting date through settlement date. On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses the views of the SEC staff regarding SFAS No. 123R and certain rules and regulations and provides the SEC’s view regarding the valuation of share-based payment arrangements for public companies. The provisions of SFAS No. 123R and SAB 107 do not have an impact on the Company’s results of operations at this time.

2.	Loan Commitments

Outstanding loan commitments totaled $30.6 million at March 31, 2005 compared to $15.5 million as of December 31, 2004. Commitments to grant loans are extended to customers for up to 180 days, after which they expire.

3.	Short-term Investments and Other Liabilities

As of March 31, 2005, short-term investment balances of $59.6 million included $51.6 million of subscription funds received during the Company’s stock offering in March. The mutual-to-stock conversion was completed on April 4, 2005; in the interim subscription funds received were recorded in other liabilities on the Company’s balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses the changes in financial position and results of operations of the Company, and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

Certain statements herein constitute “forward-looking statements” and actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Certain factors that could cause actual results to differ materially from expected results include changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the businesses in which the Company is engaged and changes in the securities market.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2004 Annual Report on Form 10-K, the Company considers its critical accounting policies to be those associated with income taxes, intangible assets and the determination of the allowance for loan losses. The Company’s critical accounting policies have not changed since December 31, 2004.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets increased by $65.4 million, or 12.6%, from $517.4 million at December 31, 2004 to $582.8 million at March 31, 2005. The largest increases were in short-term investments (primarily attributable to the $51.6 million of subscription funds received during the Company’s stock offering in March) and loans, offset by a modest decline in investment securities. Funding the growth in the balance sheet were increases in deposits and an increase in other liabilities, the latter increase consisting primarily of the $51.6 million of stock offering subscription funds that were invested in short-term investments.

Investment Activities

At March 31, 2005, the Company’s short-term investments totaled $59.6 million, consisting of $57.7 million in overnight fed funds sold and $1.9 million in money market funds. The increase of $54.1 million when compared with the aggregate balance of $5.5 million at December 31, 2004, was caused primarily by a $51.6 million influx of funds in the month of March, 2005 related to the Company’s common stock offering.

At March 31, 2005, the Company’s investment portfolio amounted to $91.8 million, or 15.8% of total assets. The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities at the dates indicated:

	At March 31, 2005		At December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government and agency obligations	$35,031	$34,616	$33,607	$33,306
Corporate bonds and other obligations	6,707	6,662	5,056	5,014
Mortgage-backed securities	45,733	43,401	49,246	47,750

Total available for sale securities	$87,470	$84,679	$87,909	$86,070

Securities held to maturity:

Mortgage-backed securities	$187	$189	$217	$221

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$4,459	$4,459	$4,459	$4,459
Access Capital Strategies Community Investment Fund	2,000	2,000	2,000	2,000
SBLI & DIF stock	516	516	516	516

Total equity securities	$6,975	$6,975	$6,975	$6,975

Overall, the securities portfolio declined by $1.4 million over the first three months of 2005. Increases in U.S. Government and agency obligations (increase of $1.3 million) and corporate bonds (increase of $1.6 million) were offset by a $4.4 million reduction in mortgage-backed securities. This decrease was the result of scheduled payments and prepayments during the quarter aggregating $3.6 million coupled with an $800,000 increase in market value depreciation on these securities.

Lending Activities

The Company’s net loan portfolio aggregated $394.4 million on March 31, 2005, or 67.7% of total assets on that date. The following table sets forth the composition of the loan portfolio at the dates indicated:

	At March 31, 2005		At December 31, 2004
	Amount	Percent	Amount	Percent
Mortgage loans on real estate:
Residential	$240,511	60.65%	$241,090	62.56%
Commercial	98,649	24.88%	85,911	22.29%
Construction	27,109	6.84%	28,651	7.43%
Home equity	23,548	5.94%	23,199	6.02%

	389,817	98.30%	378,852	98.30%

Other loans:
Commercial	4,649	1.17%	4,375	1.14%
Consumer	2,084	0.53%	2,170	0.56%

	6,733	1.70%	6,545	1.70%

Total loans	396,550	100.00%	385,397	100.00%

Other items:

Deferred loan origination costs	1,169		1,149
Allowance for loan losses	(3,351)		(3,172)

Total loans, net	$394,368		$383,373

The gross loan portfolio increased by $11.2 million, or 2.8%, over the first quarter of 2005. Commercial real estate lending activities were responsible for virtually all of that increase, as commercial real estate loans grew by $12.7 million during the quarter, offset by small declines in residential mortgage loans and construction loans. The lack of growth in residential lending and construction lending was in part seasonal, and in the case of residential mortgage lending, a reflection of the recent rise in market interest rates and aggressive pricing by the Bank’s local competition. The growth in commercial real estate loans is a result of the Bank’s increased focus on commercial lending generally, and the addition to staff of two new commercial lenders in January of 2005.

Non-performing Assets

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates):

	At March 31, 2005	At December 31, 2004
Non-accrual loans:
Residential mortgage	$—	$—
Commercial mortgage	—	—
Construction	—	—
Commercial	292	334
Consumer and other	—	—

Total non-performing loans	292	334

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	52	—
Commercial mortgage	—	—
Construction	—	—
Commercial	1	—
Consumer and other	0	3

Total loans 90 days and still accruing	53	3

Total non-performing assets	$345	$337

Ratios:
Non-performing loans to total loans	0.09%	0.09%
Non-performing assets to total assets	0.06%	0.07%

Allowance for Loan Losses

In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with many factors, including the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan over the term of the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio, and as such, this allowance represents management’s best estimate of the probable known and inherent credit losses in the loan portfolio as of the date of the financial statements.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures. At March 31, 2005, impaired loans totaled $ 292,000 and in the aggregate carried a specific reserve allocation of $170,000, as compared to $334,000 of impaired loans with a specific reserve allocation of $210,000 at December 31, 2004 and $279,000 of impaired loans with a specific reserve allocation of $220,000 at March 31, 2004.

While the Company believes that it has established adequate specific and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Company’s regulators periodically review the allowance for loan losses. These regulatory agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination, thereby negatively affecting the Company’s financial condition and earnings.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	At or For the
	Three Months Ended
	March 31,
	2005	2004
Balance at beginning of period	$3,172	$2,523

Charge-offs:
Mortgage loans on real estate	—	—
Other loans:
Commercial	—	—
Consumer	—	(4)

	—	(4)

Total charge-offs	—	(4)

Recoveries:
Mortgage loans on real estate
Other loans:
Commercial	8	9
Consumer	3	5

	11	14

Total recoveries	11	14

Net (charge-offs) recoveries	11	10
Provision for loan losses	168	170

Balance at end of period	$3,351	$2,704

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.01%	0.01%
Allowance for loan losses to non-performing loans at end of period	1147.60%	627.47%
Allowance for loan losses to total loans at end of period	0.85%	0.89%

Deposits

The following table sets forth the Company’s deposit accounts for the periods indicated:

	March 31,	% of	Dec 31,	% of
	2005	Total	2004	Total
Demand deposits	$90,577	22%	$87,776	22%
NOW	23,240	6%	22,460	6%
Regular and other savings	96,438	23%	95,875	24%
Money market deposits	56,835	14%	53,167	13%

Total non-certificate accounts	267,090	64%	259,278	65%

Term certificates less than $100,000	103,237	25%	97,114	24%
Term certificates of $100,000 or more	44,406	11%	40,107	10%

Total certificate accounts	147,643	36%	137,221	35%

Total deposits	$414,733	100%	$396,499	100%

Overall, deposits increased by $18.2 million, or 4.6%, during the first quarter of 2005. The largest increases came in certificates of deposit ($10.5 million), money market accounts ($3.7 million) and demand deposit accounts ($2.8 million). The deposit increases were the result of the Bank’s continued marketing and promotional efforts in its market area, including efforts to remain competitive in all of its deposit offerings.

Borrowed Funds

Funds borrowed from the Federal Home Loan Bank of Boston (“FHLBB”) decreased during the first quarter by $4.3 million to $72.0 million at March 31, 2005. This decrease occurred as the Bank paid off short-term FHLBB advances using funds provided by increases in deposit accounts. The $9.0 million balance in subordinated debt remained unchanged during the first quarter of 2005.

Retained Earnings

Retained earnings decreased by $528,000 during the quarter, as net income of $330,000 was offset by an increase of $858,000 in the net unrealized loss on marketable securities. This decline in market value of the Company’s investments was centered primarily in the portfolio of mortgage-backed securities, which have declined in value as market interest rates have risen. It remains the intention of the Company to hold its portfolio of mortgage-backed securities until their respective final maturities.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

Net income declined to $330,000 in the first quarter of 2005 from $454,000 in the year-earlier quarter, primarily as a result of lower levels of fee income earned and higher operating expenses, offset in part by an increase in net interest income.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense:

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$388,346	$4,892	5.11%	$293,997	$3,916	5.36%
Investment securities	91,636	729	3.23%	110,710	895	3.25%
Short-term investments	16,115	94	2.36%	22,486	50	0.89%

Total interest-earning assets	496,097	5,714	4.67%	427,192	4,861	4.58%
Non-interest-earning assets	35,717			35,259

Total assets	$531,814			$462,451

Interest-bearing liabilities:
Savings deposits	$95,036	116	0.50%	$96,698	119	0.50%
Money market	57,267	210	1.49%	51,227	103	0.81%
NOW accounts	22,081	9	0.16%	23,327	9	0.15%
Certificates of deposits	142,409	897	2.55%	128,230	811	2.54%

Total deposits	316,793	1,232	1.58%	299,481	1,042	1.40%
Short-term borrowings	112	1	2.59%	—	—	0.00%
Long-term debt	81,000	853	4.27%	45,000	565	5.05%

Total interest-bearing liabilities	397,905	2,085	2.13%	344,481	1,607	1.88%
Non-interest bearing liabilities	102,270			87,956

Total liabilities	500,175			432,438
Equity	31,639			30,014

Total liabilities and equity	$531,814			$462,451

Net interest income		$3,629			$3,254

Net interest rate spread (2)			2.54%			2.70%
Net interest-earning assets (3)	$98,192			$82,711

Net interest margin (4)			2.97%			3.06%
Average interest-earning assets to interest-bearing liabilities			124.68%			124.01%

(1)	Yields and rates for the three months ended March 31, 2005 and 2004 are annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of the Company’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate:

	Three Months Ended March 31,
	2005 vs. 2004
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$1,257	$(282)	$975
Investment securities	(154)	(12)	(166)
Interest-earning deposits	(14)	58	44

Total interest-earning assets	1,089	(236)	853

Interest-bearing liabilities:
Savings deposits	(2)	(1)	(3)
Money Market	13	94	107
NOW accounts	—	—	—
Certificates of deposits	90	(4)	86

Total deposits	101	89	190

Short-term borrowings and long-term debt	451	(163)	288

Total interest-bearing liabilities	552	(74)	478

Change in net interest income	$537	$(162)	$375

The Company earned net interest income of $3.6 million and $3.3 million in the three months ended March 31, 2005 and 2004, respectively. The increase between the two periods of $375,000, or 11.5%, is due to a $68.9 million, or 16.1%, increase in average interest-earning assets, offset in part by a 9 basis point decrease in the net interest margin.

Interest income rose by $853,000, or 17.5%, between periods, to $5.7 million for the quarter ended March 31, 2005. The increase was due primarily to a $94.3 million increase in average loan balances outstanding, offset in part by declines in the average balances outstanding of investment securities (down $19.1 million) and short-term investments (down $6.4 million). Although the yield on loans declined from 5.36% in the first three months of 2004 to 5.11% in the first quarter of 2005, the overall yield on interest earning assets rose to 4.67% in the first quarter of 2005 from 4.58% in the year-earlier period, due to a higher percentage of loans in the mix of interest earning assets in the first quarter of 2005 when compared to the same period in 2004.

Interest expense for the three months ended March 31, 2005 increased $478,000, or 29.7%, to $2.1 million from $1.6 million in the first quarter of 2004. The increase was due to increases in the average balances outstanding of deposits (up $17.3 million) and borrowed funds (up $36.1 million), as well as to an increase in the average cost of deposits, which rose from 1.40% in the first three months of 2004 to 1.58% in the quarter ended March 31, 2005. The increase in deposit rates was caused primarily by increases in rates paid by the Bank on its money market deposit accounts, which have proven to be the most sensitive to increases in short-term market interest rates such as have occurred in the past year. Offsetting these factors was a decline in the weighted average cost of long-term debt, which fell from 5.05% in the first three months of 2004 to 4.27% in the first quarter of 2005. This decline was the result of the addition of $36.0 million of 2 – 3 year FHLBB borrowings in the second half of 2004 bearing lower interest rates than the existing longer-term borrowings already held by the Company.

Provision for Loan Losses

The Company recorded provisions for loan losses of $168,000 and $170,000 for the three months ended March 31, 2005 and 2004, respectively. The provisions were reflective of growth in the loan portfolio and a small amount of net recoveries recorded in each period. At March 31, 2005, the allowance for loan losses totaled $3.4 million, or .85% of the loan portfolio, as compared to $3.2 million, or .89% of total loans, at December 31, 2004 and $2.7 million, or .88% of total loans, at March 31, 2004.

Non-interest Income

Non-interest income for the three month period ended March 31, 2005 declined to $493,000, a reduction of $201,000, or 29.0%, when compared to non-interest income of $694,000 earned during the first quarter of 2004. A $73,000 decline in loan servicing fees, a $51,000 decrease in gains on loan sales, a $47,000 decrease in deposit service fees and a $32,000 reduction in miscellaneous income accounted for the decline. The decline in loan servicing fee income and in gains realized on loan sales was attributable to the rise in market interest rates in 2004 and early 2005, which in turn caused a decline in the origination of fixed rate residential mortgage loans that the Bank typically sells at a small gain in the secondary market, with servicing rights retained. Deposit service fees have declined as the Bank has reduced or eliminated service charges on certain transaction accounts as a result of competitive pressures. Miscellaneous income decreased from period to period due primarily to a lower level of fees on investment product sales in the first quarter of 2005 when compared to the same period in 2004.

Non-interest Expense

Non-interest expense increased $337,000, or 10.8%, to $3.5 million in the first three months of 2005 as compared to $3.1 million in the first quarter of 2004. Nearly half of this increase was in salaries and employee benefits, which rose due to increases in staffing levels over the past year as the Company moved to convert to a stock institution, accomplish the acquisition of Chart Bank and make the staffing investments necessary to continue the growth of its loan portfolio. Occupancy and equipment expenses increased by $61,000, or 16.1%, due to the unusually high snow removal costs incurred in the first quarter of 2005. Other increases in operating expenses were incurred in the areas of audit and legal expense (up $76,000) and in marketing costs (up $21,000), as the Bank increased its promotional efforts for both loans and deposits in the first quarter of 2005.

Income Taxes

Income tax expense was $159,000 for the three months ended March 31, 2005, representing a decline of $37,000, or 18.9%, when compared to $196,000 recorded for the first quarter of 2004. The effective tax rates for the 2005 and 2004 periods were 32.4% and 30.1%, respectively. The higher rate in the 2005 period was due largely to a decrease in income recorded in the Bank’s securities corporation, which is subject to a significantly lower rate of state tax than is the Bank.

Liquidity and Capital Resources

The Company’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At March 31, 2005, cash and due from banks, short-term investments (excluding $51.6 million of subscription funds related to the Company’s common stock offering) and debt securities maturing within one year totaled $53.0 million or 9.1% of total assets.

The Company also relies on outside borrowings from the Federal Home Loan Bank of Boston, as an additional funding source. As of March 31, 2005, the Company had the ability to borrow an additional $91.2 million from the Federal Home Loan Bank of Boston.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its current commitments.

The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:

Contractual Obligations:

	At March 31, 2005
			More than	More than
			One Year	Three Years
		One Year	through Three	through five	Over Five
	Total	or Less	Years	Years	Years
			(Dollars in thousands)
Federal Home Loan Bank advances(1)	$72,000		$30,000	$12,000	$30,000
Subordinated Debt	9,000	—	—	—	9,000
Other (2)	4,248	1,197	2,259	792	—

Total Contractual Obligations	$85,248	$1,197	$32,259	$12,792	$39,000

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 Family Residential mortgage loans. Advances shown with maturities of greater than three years may be called by the FHLB during the period remaining to maturity.

(2)	Represents contracts for technology services and employee compensation.

Loan Commitments

	At March 31, 2005
			More than	More than
			One Year	Three Years
		One Year	through Three	through five	Over Five
	Total	or Less	Years	Years	Years
			(Dollars in thousands)
Commitments to grant loans (1)	$30,571	$30,571	$—	$—	$—
Commercial loan lines of credit	4,674	4,674	—	—	—
Unused portion of home equity loans (3)	28,642	—	—	—	28,642
Unused portion of construction loans (4)	22,396	18,601	3,795	—	—
Unused portion of personal lines of credit (2)	2,056	—	—	—	2,056

Total Loan Commitments	$88,339	$53,846	$3,795	$—	$30,698

General: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration date or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portion of checking overdraft lines of credit are available to customers in “good standing” indefinitely.

(3)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(4)	Unused portions of construction loans are available to the borrower for up to 2 years for development loans and up to 1 year for other construction loans.

Minimum Regulatory Capital Requirements:

As of March 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2005 and December 31, 2004 are also presented in this table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2005:

Total capital to risk weighted assets:
Consolidated	$41,430	11.7%	$28,233	8.0%	N/A	N/A
Bank	40,520	11.5	28,169	8.0	$35,211	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	38,079	10.8	14,117	4.0	N/A	N/A
Bank	37,169	10.6	14,084	4.0	21,127	6.0

Tier 1 capital to average assets:
Consolidated	38,079	7.2	21,103	4.0	N/A	N/A
Bank	37,169	7.1	21,070	4.0	26,338	5.0

December 31, 2004:

Total capital to risk weighted assets:
Consolidated	$40,875	12.5%	$26,200	8.0%	N/A	N/A
Bank	40,022	12.3	26,125	8.0	$32,656	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	37,703	11.5	13,100	4.0	N/A	N/A
Bank	36,850	11.3	13,062	4.0	19,594	6.0

Tier 1 capital to average assets:
Consolidated	37,703	7.3	20,545	4.0	N/A	N/A
Bank	36,850	7.2	20,513	4.0	25,641	5.0

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Information regarding quantitative and qualitative disclosures about market risk is presented in the Form 10-K filed by the Company for the year ended December 31, 2004. Following is a discussion of material changes to the Company’s market risk disclosures since December 31, 2004.

The Company’s Asset/Liability Committee’s primary method for measuring and evaluating interest rate risk is income simulation analysis. This analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Interest rate scenarios tested generally include instantaneous rate shocks, rate ramps over a one year period, and static (or flat) rates. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a two year period.

The table below sets forth, as of March 31, 2005 the estimated changes in Benjamin Franklin’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated
Net Interest Income over 12
months
200 basis point increase in rates	4.17%
100 basis point increase in rates	2.60%
Flat interest rates	—
100 basis point decrease in rates	(2.30)%

As indicated in the table above, the result of an immediate 100 basis point increase in interest rates is estimated to increase net interest income by 2.60% over a 12-month horizon, when compared to the flat rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to increase by 4.17% over a 12-month horizon, when compared against the flat rate scenario. Inherent in these estimates is the assumption that transaction and savings account deposit rates would only increase by 25 basis points and that money market deposit account rates would only increase by 75 basis points for each 100 basis point increase in market interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The estimated change in net interest income from the flat rate scenario for a 100 basis point decline in the level of interest rates is a decrease of 2.30%, which assumes no decrease in interest-bearing checking rates, a 25 basis point decrease in savings rates and an average decrease in money market rates of 75 basis points.

There are inherent shortcomings in income simulation, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and mortgage-backed securities, the degree to which early withdrawals occur on certificates of deposit and the volume of other deposit flows. As such, although the analysis shown above provides an indication of the Company’s sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results

At March 31, 2005, the Company’s cumulative interest sensitivity position within one year was a positive gap of $75.0 million, or 12.9% of total assets. At December 31, 2004, the Company had a positive one year cumulative gap position of $19.8 million or 3.8% of total assets. The increase in the Company’s positive gap position as of March 31, 2005 was due primarily to the receipt of $51.6 million of stock subscription funds in March, all of which were invested in short-term investments.

Item 4. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

     (b) Changes in Internal Controls Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2005 that have materially affected, or that are reasonably likely to materially affect, its internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the financial condition and results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. The Company’s Registration Statement on Form S-1 (File No. 333-121154) was declared effective by the SEC on February 11, 2005. 5,577,419 shares of common stock, no par value, offered in its subscription offering were sold at a price of $10.00 per share, and the Company contributed an additional 400,000 shares of common stock to the Benjamin Franklin Bank Charitable Foundation. The offering closed on April 4, 2005 and raised gross proceeds of $55.8 million for the Company. Ryan, Beck & Co., Inc. of Florham Park, New Jersey served as Sales Agent for the offering. The net proceeds of the offering, after deducting the expenses of the offering (including sales agency commissions and expenses), were $53.7 million. No offering expenses were paid, either directly or indirectly, to the Company’s directors or officers or their associates, to persons owning ten percent or more of our Common Stock or to any other affiliates of Benjamin Franklin Bancorp, Inc.

Of the net proceeds raised, $21.4 was used to fund the acquisition of Chart Bank, A Co-operative Bank. Of the remaining net proceeds, the Company retained $23.9 million and contributed $8.6 million to Benjamin Franklin Bank, its wholly owned subsidiary.

The portion of the net proceeds the Company retained at the holding company level are being used to fund a loan to the employee stock ownership plan, to enable it to purchase up to 478,194 shares of our common stock in the open market, and for general operating purposes. The portion of the net proceeds contributed to Benjamin Franklin Bank will be used to support increased lending and new products and services, and may also be used for future business expansion by establishing new branches or by acquiring branches or other whole banks. Some of those proceeds were also used to pay down Federal Home Loan Bank of Boston borrowings.

Initially, a substantial portion of the net proceeds has been invested in short-term investments and investment-grade debt obligations.

The use of proceeds does not represent a material change from the use of proceeds described in our prospectus.

(c)	Repurchases of Our Equity Securities. No repurchases were made during the first quarter of 2005.

Item 3. Defaults on Senior Securities.

       Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable. However, the subscription order form signed by all subscribers in the Company’s subscription offering stated that, by subscribing for or purchasing shares of common stock, each subscriber approved and consented to the consummation of the Company’s acquisition of Chart Bank.

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit No.	Description	Footnotes
2.1	Plan of Conversion of Benjamin Franklin Bancorp.	3

2.2	Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2

3.1	Articles of Organization of Benjamin Franklin Bancorp, Inc.	2

3.2	Bylaws of Benjamin Franklin Bancorp, Inc.	2

4.1	Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5

10.1.1	Form of Employment Agreement with Thomas R. Venables. *	6

10.1.2	Form of Employment Agreement with Claire S. Bean. *	6

10.2	Form of Change in Control Agreement with five other Executive Officers, providing one year’s severance to Brian E. Ledwith, Michael J. Piemonte and Kathleen P. Sawyer, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. This form contains all material information concerning the agreement and the only differences are the name and contact information of the executive officer who is party to the agreement and the number of years of severance provided. *	2

10.3	Form of Benjamin Franklin Bank Benefit Restoration Plan. *	2

10.4.1	Benjamin Franklin Bank Salary Continuation Agreement with Thomas R. Venables dated as of August 22, 2002. *	2

10.5	Benjamin Franklin Bancorp Director Fee Continuation Plan. *	4

10.6	Benjamin Franklin Bancorp Employee Salary Continuation Plan. *	2

10.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004. *	2

10.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004. *	2

11	No statement regarding earnings per share is included because the Company had no shares outstanding during the first quarter of 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,

Exhibit No.	Description	Footnotes
	as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

•	Relates to compensation.

1	Filed herewith.

2	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6	Incorporated by reference to the Registrant’s Annual Report on Forma 10-K, filed on March 29, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.

Date: May 16, 2005	By:	/s/ Thomas R. Venables

Thomas R. Venables
President and Chief Executive Officer

Date: May 16, 2005	By:	/s/ Claire S. Bean

Claire S. Bean
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit

No.	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.