Form 10-Q
period 2005-06-30
Benjamin Franklin Bancorp, Inc.
filed 2005-08-08
CIK 1302176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51194

Benjamin Franklin Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-3336598 (I.R.S. Employer Identification No.)

58 Main Street, Franklin, MA (Address of Principal Executive Offices)	02038 (Zip Code)
Registrant’s telephone number, including area code: (617) 528-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares outstanding of the registrant’s common stock (no par value) at August 4, 2005: 8,194,211

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BENJAMIN FRANKLIN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(In thousands)
ASSETS

Cash and due from banks	$15,052	$8,691
Cash supplied by CSSI to ATM customers	27,192	—
Short-term investments	18,424	5,513

Total cash and cash equivalents	60,668	14,204

Securities available for sale, at fair value	120,029	86,070
Securities held to maturity, at amortized cost	161	217
Restricted equity securities, at cost	9,115	6,975

Total securities	129,305	93,262

Loans	613,982	386,545
Allowance for loan losses	(5,531)	(3,172)

Loans, net	608,451	383,373

Premises and equipment, net	11,338	11,147
Accrued interest receivable	2,818	1,490
Goodwill	33,762	4,248
Core deposit intangible	4,934	45
Bank-owned life insurance	7,303	7,182
Other assets	5,205	2,442

	$863,784	$517,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Regular savings	$107,557	$95,875
Money market accounts	105,586	53,167
Now accounts	36,697	22,460
Demand deposit accounts	126,632	87,776
Time deposit accounts	252,373	137,221

Total deposits	628,845	396,499

Short-term borrowings	—	4,250
Long-term debt	117,915	81,000
Other liabilities	7,795	4,316

Total liabilities	754,555	486,065

Common stock, no par value; authorized 75,000,000 shares; issued 8,488,898 shares at June 30, 2005	—	—
Additional paid-in capital	82,837	—
Retained earnings	30,785	32,997
Unallocated common stock held by ESOP	(2,990)	—
Accumulated other comprehensive loss	(1,403)	(1,669)

Total stockholders’ equity	109,229	31,328

	$863,784	$517,393

See accompanying notes to condensed consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Interest and dividend income:
Loans, including fees	$8,048	$4,073	$12,940	$7,989
Debt securities	893	786	1,554	1,630
Equity securities	94	47	162	99
Short-term investments	151	37	244	86

Total interest and dividend income	9,186	4,943	14,900	9,804

Interest expense:
Interest on deposits	2,193	1,094	3,424	2,136
Interest on short-term borrowings	21	—	22	—
Interest on long-term debt	914	567	1,767	1,132

Total interest expense	3,128	1,661	5,213	3,268

Net interest income	6,058	3,282	9,687	6,536

Provision for loan losses	328	150	496	320

Net interest income, after provision for loan losses	5,730	3,132	9,191	6,216

Other income (charges):
Deposit service fees	298	231	504	485
Loan servicing fees	132	32	204	176
CSSI ATM servicing fees	509	—	509	—
Gain on sale of loans, net	4	31	20	98
Gain (loss) on sales of securities, net	—	(1)	—	8
Loss on sale/write-down of bank-owned land, net	(1,020)	—	(1,020)	—
Income from bank-owned life insurance	59	49	118	97
Miscellaneous	263	186	402	358

Total other income	245	528	737	1,222

Operating expenses:
Salaries and employee benefits	2,466	1,866	4,480	3,717
Occupancy and equipment	658	366	1,099	745
Data processing	535	366	872	702
Professional fees	238	52	367	118
Contribution to Benjamin Franklin Bank
Charitable Foundation	4,000	—	4,000	—
Amortization of core deposit intangible	554	45	599	91
Other general and administrative	691	489	1,189	938

Total operating expenses	9,142	3,184	12,606	6,311

Income (loss) before income taxes	(3,167)	476	(2,678)	1,127

Provision (benefit) for income taxes	(625)	153	(466)	349

Net income (loss)	$(2,542)	$323	$(2,212)	$778

See accompanying notes to condensed consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
(Dollars in thousands)

				Unallocated		Accumulated
			Additional	Common		Other	Total
	Common Stock		Paid-in	Stock Held	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	by ESOP	Earnings	Loss	Equity

Balance at December 31, 2003	—	$—	$—	$—	$31,308	$(2,007)	$29,301

Comprehensive income (loss):
Net income	—	—	—	—	778	—	778
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects					—	(1,436)	(1,436)

Total comprehensive loss							(658)

Balance at June 30, 2004	—	$—	$—	$—	$32,086	$(3,443)	$28,643

Balance at December 31, 2004					$32,997	$(1,669)	$31,328

Comprehensive income (loss):
Net loss	—	—	—	—	(2,212)	—	(2,212)
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	266	266

Total comprehensive loss							(1,946)
Issuance of common stock for initial public offering, net of expenses of $2.1 million	5,577,419	—	53,721	—	—	—	53,721
Issuance of common stock to Benjamin Frankin Bank Charitable Foundation	400,000	—	4,000	—	—	—	4,000
Issuance of common stock for acquisition of Chart Bank, A Cooperative Bank	2,511,479	—	25,115	—	—	—	25,115
Stock purchased for ESOP				(3,044)			(3,044)
Release of ESOP stock			1	54	—	—	55

Balance at June 30, 2005	8,488,898	$—	$82,837	$(2,990)	$30,785	$(1,403)	$109,229

See accompanying notes to condensed consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,212)	$778
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of securities, net	69	498
Amortization (accretion) of loans, net	(44)	39
Loss (gain) on sales of securities, net	—	(8)
Provision for loan losses	496	320
Accretion of certificates of deposit and borrowings	(129)	—
Amortization of mortgage servicing rights	140	241
Depreciation expense	441	375
Amortization of core deposit intangible	599	91
Amortization of unearned compensation	55	—
Deferred income tax benefit	(1,646)	(1)
Income from bank-owned life insurance	(118)	(97)
Gains on sales of loans, net	(20)	(98)
Loans originated for sale	(7,314)	(25,398)
Proceeds from sales of loans	7,334	25,496
Decrease (increase) in accrued interest receivable	(653)	(238)
Gain on sale of bank-owned land	(380)	—
Writedown of bank-owned land	1,400	—
Charitable Foundation Contribution	4,000	—
Other, net	632	(1,060)

Net cash provided by operating activities	2,650	938

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	1,000
Maturities, calls, and principal repayments	15,461	25,721
Purchases	(16,373)	(28,433)
Principal repayments on held-to-maturity securities	56	94
Net change in restricted equity securities	(102)	1,000
Purchases of mortgage loans	—	(19,871)
Loan originations, net	(41,259)	(30,401)
Proceeds from sales of bank-owned land	868	—
Additions to premises and equipment	(101)	(417)
Net cash purchased in acquisition of Chart Bank	(9,879)	—

Net cash used for investing activities	(31,571)	(51,307)

See accompanying notes to condensed consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	17,458	29,447
Net proceeds (repayments) from short-term borrowings	(24,750)	5,000
Proceeds from long-term debt	32,000	10,000
Net proceeds from common stock offering	53,721	—
Acquisition of Common Stock by ESOP	(3,044)

Net cash provided by financing activities	75,385	44,447

Net change in cash and cash equivalents	46,464	(5,922)

Cash and cash equivalents at beginning of the period	14,204	35,485

Cash and cash equivalents at end of the period	$60,668	$29,563

Supplemental cash flow information:
Interest paid on deposits	$3,333	$2,048
Interest paid on short-term borrowings	22	—
Interest paid on long-term debt	1,565	996
Income taxes paid (refunded)	601	495

Assets acquired and liabilities assumed were as follows:
Fair value on noncash assets acquired	$259,008
Fair value of liabilities assumed	243,772
Fair value of common stock issued	25,115
See accompanying notes to condensed consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of presentation and consolidation

The accompanying unaudited consolidated interim financial statements include the accounts of Benjamin Franklin Bancorp, Inc and subsidiaries (the “Company’’) including its main wholly-owned subsidiary, Benjamin Franklin Bank (the “Bank’’). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004.

Stock Conversion and Merger
The Company completed its mutual-to-stock conversion and related stock offering with the issuance of 5,977,419 shares (including 400,000 shares contributed to the Benjamin Franklin Bank Charitable Foundation) on April 4, 2005. An additional 2,511,479 shares were issued in connection with the acquisition of Chart Bank, which was consummated immediately following the stock conversion. The cash portion of the consideration paid to Chart Bank shareholders totaled $21,534,960. The Company’s stock began trading on April 5, 2005, on the Nasdaq National Market, under the symbol “BFBC”.

In connection with the stock conversion, the Company established the Benjamin Franklin Bank Charitable Foundation (the “Foundation”), funded with a contribution of 400,000 shares of newly-issued Benjamin Franklin common stock. This contribution resulted in the recognition of expense in the second quarter of 2005 equal to the $10 offering price for each of the shares contributed, net of tax benefits. The effect of this transaction on the Company’s results for the second quarter was $2.6 million ($4.0 million expense, net of $1.4 million in tax benefits). The Foundation provides funding to support charitable causes and community development activities in the communities served by Benjamin Franklin.

The acquisition of Chart Bank was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The allocation of purchase price is as follows:

	Chart Bank	Purchase	Final Allocation of
	Balance at	Accounting	Purchase
	April 4, 2005	Adjustments	Price
	(In thousands)
Assets:
Cash and cash equivalents	$35,643	$(4,229)	$31,414
Securities	36,743	(607)	36,136
Loans, less allowance for loan losses	185,022	(987)	184,035
Premises and equipment	2,054	569	2,623
Goodwill	—	29,515	29,515
Core deposit intangible	—	5,488	5,488
Other assets	1,211		1,211

	260,673	29,749	290,422

Liabilities:
Deposits	216,903	473	217,376
Borrowed funds	25,500	(101)	25,399
Other liabilities	725	272	997

	243,128	644	243,772

Net assets acquired			$46,650

The goodwill created in the acquisition of Chart Bank, in the amount of $29.5 million, is not tax deductible. In accordance with SFS No. 142, “Goodwill and Other Intangibles”, goodwill will not be amortized, but will be subject to periodic testing for impairment. Any impairment detected in the future as a result of such testing would result in a charge to earnings. Certain other purchase accounting adjustments are being amortized/accreted into income over the estimated lives of those adjustments. The following table summarizes the Company’s current estimates for the future amortization or accretion of the most significant of the purchase accounting adjustments:

		Estimated Accretion/(Amortization)
	Actual -
	Quarter	Six Months
	Ended	Ended	Year Ended	Year Ended	Year Ended	Year Ended	After
	June 30,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2005	2006	2007	2008	2009	2009	Total
				(In thousands)
Core deposit intangible	$(554)	$(801)	$(1,064)	$(779)	$(574)	$(408)	$(1,308)	$(5,488)

Loan discount	136	270	337	154	53	21	16	987

Investments discount	91	194	252	62	8	—	—	607

Time deposit premium	145	198	66	31	20	13		473

Borrowed funds discount	(16)	(21)	(33)	(20)	(11)			(101)
The forecasted accretion and amortization of the fair market value adjustments for loans, investments, time deposits and borrowed funds approximates the level yield method and may vary in the future if actual prepayments or other dispositions differ from current estimates. The core deposit intangible is being amortized on an accelerated basis over its estimated life of 15 years. The core deposit intangible will be tested periodically for impairment which, if detected, would result in a charge to earnings.
The results of Chart Bank are included in the results of the Company subsequent to April 3, 2005. The unaudited condensed pro forma consolidated statements of operations presented below for the three months ended June 30, 2005 and 2004 assume that the Company had acquired Chart Bank as of April 1, 2005 and 2004. The unaudited condensed pro forma consolidated statements of operations for the six months ended June 30, 2005 and 2004 assume that Chart Bank had been acquired as of January 1, 2005 and 2004. The pro forma information is theoretical in nature and is not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations that would have resulted had the Company acquired the stock of Chart Bank during the periods presented:

	For the Three Months Ended June 30,
	2005	2004
	(In thousands except per share amounts)
Interest and dividend income	$9,327	$7,895
Interst expense	3,174	2,465

Net interest income	6,153	5,430
Provision for loan losses	328	180
Non-interest income	250	1,142
Non-interest expense	9,733	5,484

Income (loss) before income taxes	(3,658)	908
Income tax provision (benefit)	(676)	327

Net income (loss)	$(2,982)	$581

Earnings (loss) per share — diluted	$(0.38)	$0.07

Weighted average shares outstanding — diluted	7,941,497	7,941,497

	For the Six Months Ended June 30,
	2005	2004
	(In thousands except per share amounts)
Interest and dividend income	$18,317	$15,518
Interst expense	6,214	4,720

Net interest income	12,103	10,798
Provision for loan losses	526	380
Non-interest income	1,462	2,406
Non-interest expense	15,893	10,870

Income (loss) before income taxes	(2,854)	1,954
Income tax provision (benefit)	(257)	674

Net income (loss)	$(2,597)	$1,280

Earnings (loss) per share — diluted	$(0.32)	$0.16

Weighted average shares outstanding — diluted	8,112,406	8,112,406

The pro forma results of operations for the three months ended June 30, 2005 include a net $1.0 million loss/write-down of bank-owned land and a $4.0 expense item for the contribution of 400,000 shares of Benjamin Franklin Bancorp common stock to the Foundation. Tax benefits have been reflected for the $4.0 million Foundation contribution but no tax benefit has been recognized for the $1.0 loss/write-down of bank owned land. These results also include $367,000 of non-tax deductible merger-related expenses recorded by Chart Bank in the first three days of April, 2005.

The pro forma results of operations for the six months ended June 30, 2005 include the one-time Foundation contribution and the loss/write-down on bank-owned land, as well as a total of $709,000 of non-tax deductible merger-related expenses recorded by Chart Bank during the period from January 1, 2005 to April 4, 2005.

Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. SFAS No. 123R will be effective beginning with the first interim or annual reporting period of the Company’s first fiscal year that begins after June 15, 2005, which would be January 1, 2006 for the Company. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be re-measured subsequently at each reporting date through settlement date. On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses the views of the SEC staff regarding SFAS No. 123R and certain rules and regulations and provides the SEC’s view regarding the valuation of share-based payment arrangements for public companies. The provisions of SFAS No. 123R and SAB 107 do not have an impact on the Company’s results of operations at this time.

2.	Loan Commitments

Outstanding loan commitments totaled $126.0 million at June 30, 2005, compared to $70.6 million as of December 31, 2004. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit.

3.	Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Earnings per share were not meaningful for the quarter ended June 30, 2005 and for the other periods presented, because the Company did not complete its public offering until April 4, 2005.

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
Comparison of Financial Condition at June 30, 2005 and December 31, 2004
Overview
Total assets increased by $346.4 million, or 66.9%, from $517.4 million at December 31, 2004 to $863.8 million at June 30, 2005. The Chart Bank acquisition added $290.4 million to total assets on April 4, 2005, consisting primarily of loans ($184.0 million), investments ($39.3 million), and goodwill and other intangibles ($35.0 million). Funding liabilities added through the Chart Bank acquisition included $217.4 million in deposits and $25.4 million of borrowed funds. The mutual-to-stock conversion and acquisition added $82.8 million to stockholders’ equity. The Company has also grown internally since December 31, 2004, with additions to loans and investment securities totaling $41.0 and 9.6 million, respectively. Funding that internal asset growth, in part, were $14.9 million of net new deposits and $7.3 million of additional borrowed funds.
Investment Activities
Cash and correspondent bank balances increased by $33.5 million to $42.2 million as of June 30, 2005 when compared to December 31, 2004. Of that increase, $27.2 million consists of cash supplied by Creative Strategic Solutions, Inc. (“CSSI”) to its ATM customers. CSSI is a wholly-owned subsidiary of Benjamin Franklin Bank that supplies cash to ATMs owned by independent service organizations and provides related cash management services to a nationwide customer base. Over the same period, short-term investments, comprised of overnight fed funds sold ($15.0 million) and money market funds ($3.4 million), increased $12.9 million to $18.4 million at June 30, 2005. The higher level of short-term investments at quarter-end was due to anticipated funding needs for loan originations in early July 2005.

At June 30, 2005, the Company’s investment portfolio amounted to $129.3 million, or 15.0% of total assets. The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities at the dates indicated:

	At June 30, 2005		At December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$73,684	$73,504	$33,607	$33,306
Corporate bonds and other obligations	6,007	5,973	5,056	5,014
Mortgage-backed securities	41,864	40,552	49,246	47,750

Total available for sale securities	$121,555	$120,029	$87,909	$86,070

Securities held to maturity:

Mortgage-backed securities	$161	$162	$217	$221

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$6,597	$6,597	$4,459	$4,459
Access Capital Strategies Community Investment Fund	2,000	2,000	2,000	2,000
SBLI & DIF stock	518	518	516	516

Total equity securities	$9,115	$9,115	$6,975	$6,975

Increases in the investment portfolio during the quarter were the result of the acquisition of the Chart Bank securities portfolio, consisting primarily of U.S. Government and agency obligations.
Lending Activities
The Company’s net loan portfolio aggregated $608.5 million on June 30, 2005, or 70.4% of total assets on that date. The following table sets forth the composition of the loan portfolio at the dates indicated:

	At June 30, 2005		At December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$299,553	48.90%	$241,090	62.56%
Commercial	226,339	36.94%	85,911	22.29%
Construction	36,434	5.95%	28,651	7.43%
Home equity	33,377	5.45%	23,200	6.02%

	595,703	97.24%	378,852	98.30%

Other loans:
Commercial	14,487	2.36%	4,375	1.14%
Consumer	2,448	0.40%	2,170	0.56%

	16,935	2.76%	6,545	1.70%

Total loans	612,638	100.00%	385,397	100.00%

Other items:
Deferred loan origination costs	1,344		1,148
Allowance for loan losses	(5,531)		(3,172)

Total loans, net	$608,451		$383,373

The gross loan portfolio increased by $225.1 million, or 58.8%, during the first half of 2005. While the Chart Bank acquisition accounted for $184.0 million of that growth, another $43.4 million of net loan growth was generated internally, primarily in commercial real estate loans. With the addition of the Chart Bank loan portfolio and internal growth, commercial loans (including commercial real estate, construction and commercial business loans) have grown to 44.5% of total loans, compared to 30.9% at December 31, 2004. The Company remains committed to expanding its commercial lending business, and to that end has increased the size of its commercial lending staff to twelve at present, compared to four at year-end 2004. Commercial credit analysis, processing, review and monitoring resources have also been increased to support this effort.
Concurrent with its mutual-to-stock conversion and acquisition of Chart Bank, the Company increased its policy guideline for maximum loans to one borrower (or related entity) to $10.0 million. Exceptions to this limit require the approval of the Executive Committee of the Board prior to loan origination. As of June 30, 2005, Benjamin Franklin had no borrower relationships over the $10.0 million policy guideline. Benjamin Franklin Bank’s internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s surplus and capital stock accounts, or $18.5 million for Benjamin Franklin Bank as of June 30, 2005. The Company has also increased other loan authorities in light of its larger size and increased lending limit, including individual loan officer authorities and management Credit Committee authority.
Non-performing Assets
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates):

	At June 30, 2005	At December 31, 2004
	(In thousands)
Non-accrual loans:
Residential mortgage	$123	$—
Commercial mortgage	3	—
Construction	—	—
Commercial	221	334
Consumer and other	—	—

Total non-performing loans	347	334

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Construction	—	—
Commercial	—	—
Consumer and other	—	3

Total loans 90 days and still accruing	—	3

Total non-performing assets	$347	$337

Ratios:
Non-performing loans to total loans	0.06%	0.09%
Non-performing assets to total assets	0.04%	0.07%
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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures. At June 30, 2005, impaired loans totaled $182,000 and in the aggregate carried a specific reserve allocation of $100,000, as compared to $334,000 of impaired loans with a specific reserve allocation of $210,000 at December 31, 2004.
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
The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Balance at beginning of period	$3,351	$2,704	$3,172	$2,523

Allowance added from acquisition of Chart Bank	1,812	—	1,812	—

Charge-offs:
Mortgage loans on real estate	—	—	—	—
Other loans:
Commercial	(11)	—	(11)	—
Consumer	(3)	—	(3)	(4)

	(14)	0	(14)	(4)

Total charge-offs	(14)	0	(14)	(4)

Recoveries:
Mortgage loans on real estate	—	—	—	—
Other loans:
Commercial	53	11	60	21
Consumer	1	2	5	7

	54	13	65	28

Total recoveries	54	13	65	28

Net recoveries	40	13	51	24
Provision for loan losses	328	144	496	314

Balance at end of period	$5,531	$2,861	$5,531	$2,861

Ratios:
Net recoveries to average loans outstanding (annualized)	0.03%	0.02%	0.02%	0.02%
Allowance for loan losses to non-performing loans at end of period	1593.89%	729.76%	1593.89%	729.87%
Allowance for loan losses to total loans at end of period	0.91%	0.84%	0.91%	0.84%

Deposits
The following table sets forth the Company’s deposit accounts for the periods indicated:

	June 30,	% of	December 31,	% of
	2005	Total	2004	Total
	(In thousands)		(In thousands)
Deposit type:
Demand deposits	$126,632	20%	$87,776	22%
NOW deposits	36,697	6%	22,460	6%
Regular and other savings	107,557	17%	95,875	24%
Money market deposits	105,586	17%	53,167	13%

Total non-certificate accounts	376,472	60%	259,278	65%

Term certificates less than $100,000	154,331	24%	97,114	25%
Term certificates of $100,000 or more	98,042	16%	40,107	10%

Total certificate accounts	252,373	40%	137,221	35%

Total deposits	$628,845	100.00%	$396,499	100.00%

Of the $232.3 million increase in deposits in the first half of 2005, $217.4 million were acquired through the Chart Bank transaction. An additional $14.9 million was gained through internal growth, most of that increase coming in certificates of deposit and NOW accounts. The addition of Chart Bank’s deposit base changed the composition of the Company’s deposits, with certificate accounts growing to 40% of the total as compared to 35% at December 31, 2004.
Borrowed Funds
Funds borrowed from the Federal Home Loan Bank of Boston (“FHLBB”) increased during the first six months of 2005 by $32.7 million to $117.9 million at June 30, 2005. Of this increase, $25.4 million was provided by the Chart Bank acquisition. Of the borrowed funds acquired from Chart, $20.5 million matured during the second quarter of 2005. Those borrowings and the remainder of the increase, or $7.2 million, were placed in new FHLBB borrowings with original maturities of three to five years, in order to match the estimated repricing characteristics of the net loan growth during the quarter. The $9.0 million balance in subordinated debt remained unchanged during the first six months of 2005.
Stockholder’s Equity
Total stockholders’ equity was $109.2 million as of June 30, 2005, an increase of $77.9 million when compared to the balance at December 31, 2004. The increase was primarily attributable to the Company’s mutual-to-stock conversion and issuance of shares in connection with the acquisition of Chart Bank. The components of the net increase were: a) the recording of common stock and additional paid-in capital in the initial public offering in the amount of $53.7 million, net of offering expenses of $2.1 million, b) shares issued to the Benjamin Franklin Bank Charitable Foundation in the amount of $4.0 million, c) shares issued to Chart Bank shareholders in the amount of $25.1 million, d) a net loss of $2.2 million, e) a change of $266,000 in other comprehensive income resulting from an increase in the fair market value of investments available for sale, and f) a decrease of $3.0 million, representing the $3.044 million purchase price of the shares purchased by the employee stock ownership plan during the quarter, net of $55,000 attributable to shares released from the ESOP suspense account.

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2005 and 2004
The Company incurred a $2.5 million loss for the quarter ended June 30, 2005, primarily as a result of two non-recurring charges: i) a $4.0 million contribution made to the Benjamin Franklin Bank Charitable Foundation, and ii) the recognition of a net loss of $1.0 million of the sale/write-down of bank-owned land. The $2.2 million loss incurred for the six-month period ended June 30, 2005 was the result of these same one-time items. Offsetting the non-recurring charges were significant increases in net interest income and non-interest income in both the three and six-month periods, due to the acquisition of the operations of Chart Bank and to internally generated balance sheet growth. Operating expenses also increased significantly when compared to the three and six-month periods ended June 30, 2004, due to the addition of Chart Bank’s operations, as well as to higher costs related to generating internal growth and meeting the demands of operating as a public company.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.
The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Most average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$589,869	$8,048	5.47%	$320,864	$4,073	5.11%
Investment securities	128,698	987	3.08%	115,064	833	2.91%
Short-term investments	26,429	151	2.29%	16,565	37	0.89%

Total interest-earning assets	744,996	9,186	4.95%	452,493	4,943	4.39%
Non-interest-earning assets	106,428			30,059

Total assets	$851,424			$482,552

Interest-bearing liabilities:
Savings deposits	$109,318	142	0.52%	$100,505	125	0.50%
Money market	117,969	458	1.56%	51,601	104	0.81%
NOW accounts	36,240	32	0.36%	24,804	9	0.15%
Certificates of deposits	244,490	1,561	2.56%	136,581	856	2.52%

Total deposits	508,017	2,193	1.73%	313,491	1,094	1.40%
Short-term borrowings	9,509	21	0.89%	110	0	0.00%
Long-term debt	90,348	914	4.06%	45,549	567	5.00%

Total interest-bearing liabilities	607,874	3,128	2.06%	359,150	1,661	1.86%
Non-interest bearing liabilities	138,073			93,675

Total liabilities	745,947			452,825
Equity	105,477			29,727

Total liabilities and equity	$851,424			$482,552

Net interest income		$6,058			$3,282

Net interest rate spread (2)			2.89%			2.53%
Net interest-earning assets (3)	$137,122			$93,343

Net interest margin (4)			3.26%			2.92%
Average interest-earning assets to interest-bearing liabilities			122.56%			125.99%

(1)	Yields and rates for the three months ended June 30, 2005 and 2004 are annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$489,108	$12,940	5.34%	$308,729	$7,989	5.20%
Investment securities	110,167	1,716	3.14%	112,887	1,729	3.08%
Short-term investments	21,272	244	2.32%	19,525	86	0.89%

Total interest-earning assets	620,547	14,900	4.84%	441,141	9,804	4.47%
Non-interest-earning assets	71,073			31,361

Total assets	$691,619			$472,502

Interest-bearing liabilities:
Savings deposits	$102,177	258	0.51%	$98,602	244	0.50%
Money market	87,618	668	1.54%	51,414	207	0.81%
NOW accounts	29,161	40	0.28%	24,065	18	0.15%
Certificates of deposits	193,450	2,458	2.56%	132,406	1,667	2.53%

Total deposits	412,405	3,424	1.67%	306,487	2,136	1.40%
Short-term borrowings	4,811	22	0.92%	55	0	0.00%
Long-term debt	85,674	1,767	4.16%	45,275	1,132	5.03%

Total interest-bearing liabilities	502,890	5,213	2.09%	351,816	3,268	1.87%
Non-interest bearing liabilities	120,171			90,815

Total liabilities	623,061			442,631
Equity	68,558			29,870

Total liabilities and equity	$691,619			$472,502

Net interest income		$9,687			$6,536

Net interest rate spread (2)			2.75%			2.60%
Net interest-earning assets (3)	$117,657			$89,325

Net interest margin (4)			3.15%			2.98%
Average interest-earning assets to interest-bearing liabilities			123.40%			125.39%

(1)	Yields and rates for the six months ended June 30, 2005 and 2004 are annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended June 30,
	2005 vs. 2004
	Increase (Decrease)
	Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,650	$326	$3,976
Investment securities	103	50	153
Interest-earning deposits	32	82	114

Total interest-earning assets	3,785	458	4,243

Interest-bearing liabilities:
Savings deposits	11	7	18
Money Market	206	148	354
NOW accounts	6	17	23
Certificates of deposits	688	16	704

Total deposits	911	188	1,099

Short-term borrowings and long-term debt	470	(102)	368

Total interest-bearing liabilities	1,381	86	1,467

Change in net interest income	$2,404	$372	$2,776

	Six Months Ended June 30,
	2005 vs. 2004
	Increase (Decrease)
	Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4,768	$183	$4,951
Investment securities	(41)	28	(13)
Interest-earning deposits	8	150	158

Total interest-earning assets	4,735	361	5,096

Interest-bearing liabilities:
Savings deposits	9	5	14
Money Market	203	258	461
NOW accounts	4	19	23
Certificates of deposits	776	14	790

Total deposits	992	296	1,288

Short-term borrowings and long-term debt	862	(205)	657

Total interest-bearing liabilities	1,854	91	1,945

Change in net interest income	$2,881	$270	$3,151

Net interest income for the quarter ended June 30, 2005 was $6.1 million, an increase of $2.8 million when compared to net interest income of $3.3 million for the three months ended June 30, 2004. The $2.8 million increase was the result of an increase in average interest-earning assets of $292.5 million, greater than the $248.7 million increase in interest-bearing liabilities, coupled with a 34 basis point increase in the net interest margin. The funds received in the Company’s public stock offering and an increase in non-interest bearing deposit accounts were the primary reasons that average interest-earning assets grew by more than average interest-bearing liabilities when compared to the comparable quarter in 2004.
Interest income for the quarter ended June 30, 2005 was $9.2 million, compared to $4.9 million for the quarter ended June 30, 2004, an increase of $4.2 million or 85.8%. Most of the increase was the result of the $292.5 million increase in average interest earning assets, augmented by a 56 basis point increase in the yield earned on average interest-earning assets. The increase in average interest-earning assets was the result of the acquisition of Chart Bank and the Company’s public stock offering. The largest increase was seen in average loan balances, which increased by $269.0 million due to the acquisition of the $184.0 million Chart Bank loan portfolio and internally generated growth. Increases in average balances of investment securities and short-term investments of $13.6 million and $9.9 million, respectively, were also related to both the acquisition and the stock offering. The increases in yields earned on investment securities and short-term investments of 17 basis points and 140 basis points, respectively, were due mainly to the increase in market interest rates during the year ended June 30, 2005. The increase in the loan yield of 36 basis points was due both to the increase in market interest rates and to the addition of the Chart Bank loan portfolio, which was more heavily weighted toward higher-yielding commercial loans than that of Benjamin Franklin.
Interest expense for the quarter increased $1.5 million compared to the prior year, due primarily to the Chart Bank acquisition, which added $243.8 million to the Company’s funding liabilities. The remainder of the increase in average funding liabilities between the comparable quarters in 2005 and 2004 of $49.3 million consists of increases in borrowed funds ($28.8 million), deposits ($14.1 million) and non-interest bearing liabilities ($6.4 million). Overall, the cost of interest-bearing deposits increased by 33 basis points in the second quarter of 2005 compared to the second quarter of 2004. This is due in part to the increase in market interest rates over the twelve months ended June 30, 2005 and to the composition of the Chart Bank deposit base, which had a greater proportion of higher-cost certificate balances than did that of Benjamin Franklin. The cost of long-term debt declined between periods, by 94 basis points, due to the fact that the $44.8 million increase in average FHLBB advances outstanding represented funds borrowed at rates significantly lower than those paid on the Company’s long-term debt prior to such increase.
Net interest income for the first half of 2005 increased by $3.2 million to $9.7 million, compared to $6.5 million earned in the first six months of 2004. The increase was the result of an increase in average interest-earning assets of $179.4 million, greater than the increase in average interest-bearing liabilities of $151.1 million, and to an increase in the net interest margin of 17 basis points. The increase in interest earning assets was due to the Chart Bank acquisition, which added $111.7 million on average for the six months ended June 30, 2005, and to internally generated growth in loans outstanding, which increased by $88.4 million on average, independent of the addition of the Chart Bank loan portfolio. Funding liabilities also increased due to the acquisition, which added average interest-bearing deposits of $90.2 million, average non-interest bearing balances of $19.0 million and average borrowed funds of $12.7 million. Internally generated interest-bearing deposit growth added $15.7 million on average, while the average balances of outstanding borrowings, exclusive of the Chart Bank addition, increased by $32.5 million. The Company also grew the average balances outstanding in demand deposits and other non-interest bearing funds by $10.4 million over and above those balances provided by Chart Bank. Rates earned on interest-earning assets increased by 37 basis points, due to the increase in market interest rates and the favorable mix of the Chart Bank assets. Rates paid on interest-bearing liabilities increased by 22 basis points, as an increase in deposit costs was offset by a reduction in the weighted average rate paid on borrowed funds.

Provision for Loan Losses
The Company recorded provisions for loan losses of $328,000 and $150,000 for the three months ended June 30, 2005 and 2004, respectively. For the first six months of 2005 and 2004, provisions for loan losses amounted to $496,000 and $320,000, respectively. The provisions were reflective of growth in the loan portfolio and a small amount of net recoveries recorded in each period. At June 30, 2005, the allowance for loan losses totaled $5.5 million, or .90% of the loan portfolio, as compared to $3.2 million, or .82% of total loans, at December 31, 2004.
Non-interest Income
Non-interest income for the three month period ended June 30, 2005 declined to $245,000, a reduction of $283,000, or 53.6%, when compared to non-interest income of $528,000 earned during the second quarter of 2004. For the six month period, non-interest income declined by $485,000 or 39.7% to $737,000. The primary cause of these declines was a $1.0 million net loss/write-down recognized in June of 2005 on bank-owned land, offset by increases in fee income resulting from the acquisition of Chart Bank.
During the second quarter of 2005, two parcels of land that had been held as future branch sites were sold for an aggregate gain of $380,000. A third parcel that had been held as a future branch site was written down by $1.4 million to its estimated net fair market value, once the decision was made by the Company to market the parcel for sale. The Company’s determination to sell the property followed a decision by the town planning board to reject the Company’s proposed plans for combined retail-banking development of the parcel, after the Company had reworked the plans to deal with the concerns previously raised by the planning board. Although the Company’s Executive Committee considered whether to again revise and resubmit development plans that would be acceptable both to the Company and the planning board, the Committee decided that under the circumstances it would not continue to pursue its combined retail-banking development plans. This decision was consistent with the Company’s emerging strategy of opting in favor of leasing rather than owning future branch locations. The Company’s current strategy contemplates the opening of several new branches over the next few years and in all likelihood future branch locations will be leased rather than owned.
In the second quarter of 2005, fees earned on deposit accounts and other miscellaneous income increased by 29.0% and 40.9%, respectively when compared to the second quarter of 2004. This growth was mainly the result of the addition of the Chart Bank deposit accounts and branch locations. Increases in loan servicing fees in both the three month and six month periods amounting to $100,000 and $27,000, respectively, were largely independent of the Chart Bank acquisition and were instead the result of growth in the Bank’s portfolio of fixed rate loans serviced for others. The Chart Bank acquisition also provided a new non-interest income source, fees earned on ATM servicing performed by CSSI, which yielded $509,000 in the second quarter of 2005. CSSI provides cash to ATMs owned by independent service organizations nationwide. Fees are collected from the independent service organizations for managing the ATMs and for the use of the cash in the machines. A summary of CSSI’s operating performance, pre-tax, for the second quarter of 2005 is as follows:

For the Three
Months Ended
June 30, 2005
(In thousands)
Income:
Fees earned on ATM servicing contracts	$509

Expenses:
Interest expense	253
Personnel costs	92
Occupancy and equipment	7
Services, supplies and other	18

Total expenses	370

Pre-tax contribution margin	$139

The expense figures shown reflect direct expenses only and do not include any allocation for overhead costs or support services provided to CSSI by the Bank. Interest expense is charged to CSSI by the Bank on the amount of cash CSSI employs, based on the one-year FHLBB advance rate. The average balance of the cash deployed by CSSI in the second quarter of 2005 was $26.3 million.
Non-interest Expense
Non-interest expenses rose significantly in the second quarter of 2005 when compared to the same period in 2004, primarily as the result of the $4.0 million contribution to the Benjamin Franklin Bank Charitable Foundation and to the acquisition of Chart Bank. Expenses also rose as the Company increased its lending capabilities and incurred the costs associated with operating a public company. Costs associated with the Company’s public stock offering were charged to stockholders’ equity. Costs associated with the acquisition of Chart Bank were capitalized as part of the goodwill created in the transaction. The contribution to the Foundation was one-time in nature, since the Company has no intention of making future contributions to the Foundation.
Expenses, excluding the $4.0 million non-recurring Foundation contribution, increased by $2.0 million to $5.1 million in the second quarter of 2005, compared to $3.1 million recorded in the three months ended June 30, 2004. The largest increase was in salaries and employee benefits expense, which rose by $600,000 or 32.2%, attributable to the acquisition of Chart Bank and to a lesser degree to the addition of loan origination and support staff in the first half of 2005. Amortization of the core deposit intangible asset created in the Chart Bank acquisition added $554,000 to expense for the quarter, an increase of $509,000 over the comparable period in 2004. Occupancy and equipment expenses increased by $292,000 or 79.8%, mainly due to the addition of costs associated with Chart Bank’s three branches and its former corporate headquarters. The rental expense associated with the lease of the headquarters location will cease at the end of July 2005. Increases in data processing costs ($169,000 or 46.2%) and miscellaneous expenses ($202,000 or 41.3%) were both due primarily to the effect of adding Chart Bank operations. Professional fees grew to $238,000, an increase of $186,000 over the comparable period in 2004, due to increased legal, consulting and audit fees that for the most part were related to the Company’s conversion to public company status.
Year-to-date, operating expenses excluding the $4.0 million Foundation contribution increased by $2.3 million to $8.6 million, compared to $6.3 million incurred in the first six months of 2004. The reasons for the increases in various expense categories as essentially the same as those described above for the second quarter of 2005 compared to the second quarter of 2004.

Income Taxes
The income tax benefit of $625,000 recorded for the three months ended June 30, 2004 resulted in an effective tax rate of 19.7%, compared to income tax expense of $153,000 recorded for the three months ended June 30, 2004, which resulted in an effective tax rate of 32.1%. The income tax benefit of $466,000 for the six months ended June 30, 2004, resulted in an effective tax rate of 17.4%, compared to income tax expense of $349,000 for the six months ended June 30, 2004, which resulted in an effective tax rate of 31.0%. The primary reason for the reduction in the effective rate in the 2005 periods is the fact that no tax benefit was recognized on the $1.0 million net loss/write-down recognized on the bank-owned land.
Liquidity and Capital Resources
The Company’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At June 30, 2005, cash and due from banks, short-term investments and debt securities maturing within one year totaled $78.2 million (excluding cash supplied by CSSI to ATM customers) or 9.1% of total assets.
The Company also relies on outside borrowings from the Federal Home Loan Bank of Boston, as an additional funding source. As of June 30, 2005, the Company had the ability to borrow an additional $100.4 million from the Federal Home Loan Bank of Boston.
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
The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:

Contractual Obligations:

	At June 30, 2005
			More than	More than
			One Year	Three Years
		One Year	through Three	through five	Over Five
	Total	or Less	Years	Years	Years
	(In thousands)
Federal Home Loan Bank advances(1)	$109,000		$48,000	$31,000	$30,000
Subordinated Debt	9,000	—	—	—	9,000
Other (2)	5,978	1,744	3,370	864	—

Total Contractual Obligations	$123,978	$1,744	$51,370	$31,864	$39,000

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 Family Residential mortgage loans. Advances totalling $36 million shown with maturities of greater than three years may be called by the FHLB during the period remaining to maturity. One “knock-out” advance in the amount of $10 million maturing in June, 2010 will become immediately payable if 3-month LIBOR rises above 6.0% (measured on a quarterly basis, beginning in June 2006. Amounts shown exclude the purchase accounting adjustment for Chart Bank borrowings.

(2)	Represents contracts for technology services and employee compensation.
Loan Commitments

	At June 30, 2005
			More than	More than
			One Year	Three Years
		One Year	through Three	through five	Over Five
	Total	or Less	Years	Years	Years
	(In thousands)
Commitments to grant loans (1)	$38,765	$38,765	$—	$—	$—
Commercial loan lines of credit	21,375	21,375	—	—	—
Unused portion of home equity loans (3)	37,811	—	—	—	37,811
Unused portion of construction loans (4)	25,619	20,059	5,560	—	—
Unused portion of personal lines of credit (2)	2,476	—	—	—	2,476

Total Loan Commitments	$126,046	$80,199	$5,560	$—	$40,287

General: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration date or other termination clauses.

(1)	Commitments for loans are typically extended to customers for up to 180 days after which they expire.

(2)	Unused portion of checking overdraft lines of credit are available to customers in “good standing” indefinitely.

(3)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(4)	Unused portions of construction loans are available to the borrower for up to 2 years for development loans and up to 1 year for other construction loans.

Minimum Regulatory Capital Requirements:
As of June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2005 and December 31, 2004 are also presented in this table (Dollars in thousands):

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2005:

Total capital to risk weighted assets:
Consolidated	$86,468	15.3%	$45,103	8.0%	N/A	N/A
Bank	60,543	10.8	44,941	8.0	$56,176	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	80,937	14.4	22,552	4.0	N/A	N/A
Bank	55,012	9.8	22,470	4.0	33,706	6.0

Tier 1 capital to average assets:
Consolidated	80,937	10.0	32,509	4.0	N/A	N/A
Bank	55,012	8.2	26,722	4.0	33,403	5.0

December 31, 2004:

Total capital to risk weighted assets:
Consolidated	$40,875	12.5%	$26,200	8.0%	N/A	N/A
Bank	40,022	12.3	26,125	8.0	$32,656	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	37,703	11.5	13,100	4.0	N/A	N/A
Bank	36,850	11.3	13,062	4.0	19,594	6.0

Tier 1 capital to average assets:
Consolidated	37,703	7.3	20,545	4.0	N/A	N/A
Bank	36,850	7.2	20,513	4.0	25,641	5.0

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s Asset/Liability Committee’s primary method for measuring and evaluating interest rate risk is income simulation analysis. This analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Interest rate scenarios tested generally include instantaneous rate shocks, rate ramps over a one year period, and static (or flat) rates. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a two-year period.
The table below sets forth, as of June 30, 2005 the estimated changes in Benjamin Franklin’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated
Net Interest Income over 12 months
200 basis point increase in rates	2.29%
100 basis point increase in rates	1.28%
Flat interest rates	—
100 basis point decrease in rates	(4.02)%
As indicated in the table above, the result of an immediate 100 basis point increase in interest rates is estimated to increase net interest income by 1.28% over a 12-month horizon, when compared to the flat rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to increase by 2.29% over a 12-month horizon, when compared against the flat rate scenario. Inherent in these estimates is the assumption that savings account deposit rates would only increase by 25 basis points and that money market deposit account rates would only increase by 36 basis points for each 100 basis point increase in market interest rates. These scenarios also assume no change in checking account interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The estimated change in net interest income from the flat rate scenario for a 100 basis point decline in the level of interest rates is a decrease of 4.02%, which assumes no decrease in interest-bearing checking rates, a 25 basis point decrease in savings rates and an average decrease in money market rates of 35 basis points.
There are inherent shortcomings in income simulation, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and mortgage-backed securities, the degree to which early withdrawals occur on certificates of deposit and the volume of other deposit flows. As such, although the analysis shown above provides an indication of the Company’s sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.
In its management of interest rate risk, Benjamin Franklin also relies on the analysis of its interest rate “gap,” which is the measure of the mismatch between the amount of Benjamin Franklin’s interest-earning assets and interest-bearing liabilities that mature or reprice within specified timeframes. An asset-sensitive position (positive gap) exists when there are more rate-sensitive assets than rate-sensitive liabilities maturing or repricing within a particular time horizon, and generally signifies a favorable effect on net interest income during periods of rising interest rates and a negative effect during periods of falling interest rates. Conversely, a liability-sensitive position (negative gap) would generally indicate a negative effect on net interest income during periods of rising rates and a positive effect during periods of falling rates.
The table below shows Benjamin Franklin’s interest sensitivity gap position as of June 30, 2005, indicating the amount of interest-earning assets and interest-bearing liabilities that are anticipated to mature or reprice in each of the future time periods shown. Generally, these assets and liabilities are shown in the table based on the earlier of the time remaining to repricing or contractual maturity. However, residential mortgage loans and mortgage-backed securities have been presented in a manner that also incorporates the estimated effects of prepayment assumptions. Interest-bearing checking, savings and money market deposit accounts are assumed to have annual rates of withdrawal (decay rates) of 9.2%, 38.3% and 59.5%, respectively.

	Up to	More than	More than	More than	More than	More than
	one	one year to	two years to	three years to	four years to	five
	year	two years	three years	four years	five years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$241,716	$84,069	$71,956	$57,518	$113,288	$44,391	$612,938
Investment securities (2)	55,437	32,928	11,061	6,660	2,215	22,552	130,853
Short-term investments	18,424						18,424

Total interest-earning assets	315,577	116,997	83,017	64,178	115,503	66,943	762,215

Interest-bearing liabilities:
Savings deposits	41,194	25,417	15,682	9,676	5,970	9,617	107,556
Money market	62,824	25,444	10,305	4,173	1,690	1,150	105,586
NOW accounts	3,376	3,066	2,783	2,527	2,295	22,650	36,697
Certificates of deposits	195,776	38,391	11,181	3,904	3,121		252,373
Short-term borrowings	—						—
Long-term debt	—	19,000	38,000	9,000	22,000	30,000	118,000

Total interest-bearing liabilities	$303,170	$111,317	$77,951	$29,281	$35,076	$63,418	$620,212

Interest rate sensitivity gap	12,407	5,680	5,066	34,897	80,427	3,525	142,003

Interest rate sensitivity gap as a % of total assets	1.44%	0.66%	0.59%	4.04%	9.31%	0.41%
Cum. interest rate sensitivity gap	12,407	18,087	23,153	58,051	138,478	142,003

Cum. interest rate sensitivity gap as a % of total assets	1.44%	2.09%	2.68%	6.72%	16.03%	16.44%

(1)	Excludes the allowance for loan losses, deferred fees and costs, and non-performing loans.

(2)	Investment securities are shown at amortized cost.
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

Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures. The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the periods covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
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
     (b) Changes in Internal Controls Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the first six months of 2005 that have materially affected, or that are reasonably likely to materially affect, its internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable. The Use of Proceeds from the Company’s stock offering, which closed on April 4, 2005, was reported in the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005..

(c)	Repurchases of Our Equity Securities. The Company’s employee stock ownership plan, an affiliated purchaser, purchased the following shares of the Company’s common stock during the quarter:

				(d) Maximum number
				(or approximate
			(c) Total Number of	dollar value) of
			Shares Purchased as	shares that may yet
			Part of Publicly	be purchased under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs (1)	Programs (1)
April 1-30	278,800	$10.14	278,800	199,394
May 1-31	21,200	$10.20	21,200	178,194
June 1-30	0		0	178,194

(1)	In a press release issued on March 31, 2005 and in a Current Report on Form 8-K filed on April 1, 2005, the Company announced that its employee stock ownership plan (the “ESOP) intended to purchase in the public offering after market up to 478,194 shares of the Company’s common stock, or 8% of the shares sold in the offering and issued to the Benjamin Franklin Bank Charitable Foundation. There is no expiration date for these planned purchases. These purchases have been and will continue to be effected by the independent corporate trustee of the Company’s ESOP.
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

Exhibit No.	Description	Footnotes
2.1	Plan of Conversion of Benjamin Franklin Bancorp.	3

2.2	Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2

Exhibit No.	Description	Footnotes
3.1	Articles of Organization of Benjamin Franklin Bancorp, Inc.	2

3.2	Bylaws of Benjamin Franklin Bancorp, Inc.	2

4.1	Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5

10.1.1	Form of Employment Agreement with Thomas R. Venables. *	6

10.1.2	Form of Employment Agreement with Claire S. Bean. *	6

10.2	Form of Change in Control Agreement with five other Executive Officers, providing one year’s severance to Brian E. Ledwith, Michael J. Piemonte and Kathleen P. Sawyer, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. This form contains all material information concerning the agreement and the only differences are the name and contact information of the executive officer who is party to the agreement and the number of years of severance provided. *	2

10.3	Form of Benjamin Franklin Bank Benefit Restoration Plan. *	2

10.4.1	Benjamin Franklin Bank Salary Continuation Agreement with Thomas R. Venables dated as of August 22, 2002. *	2

10.5	Benjamin Franklin Bancorp Director Fee Continuation Plan. *	4

10.6	Benjamin Franklin Bancorp Employee Salary Continuation Plan. *	2

10.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004. *	2

10.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004. *	2

11	See Note 3 to the Financial Statements for a discussion of earnings per share.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

*	Relates to compensation.
1	Filed herewith.

2	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6	Incorporated by reference to the Registrant’s Annual Report on Forma 10-K, filed on March 29, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.
Date: August 8, 2005	By:	/s/ Thomas R. Venables
Thomas R. Venables
President and Chief Executive Officer

Date: August 8, 2005	By:	/s/ Claire S. Bean
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