Form 10-Q
period 2005-09-30
Benjamin Franklin Bancorp, Inc.
filed 2005-11-14
CIK 1302176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51194

Benjamin Franklin Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04 -3336598
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

58 Main Street, Franklin, MA	02038
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 528-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares outstanding of the registrant’s common stock (no par value) at November 14, 2005: 8,488,898

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BENJAMIN FRANKLIN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
	(In thousands)
ASSETS

Cash and due from banks	$20,641	$8,691
Cash supplied by CSSI to ATM customers	27,508	—
Short-term investments	13,546	5,513

Total cash and cash equivalents	61,695	14,204

Securities available for sale, at fair value	117,105	86,070
Securities held to maturity, at amortized cost	133	217
Restricted equity securities, at cost	10,015	6,975

Total securities	127,253	93,262

Loans:
Residential real estate mortgage	290,195	241,090
Commercial real estate mortgage	215,776	85,911
Construction mortgage	47,297	28,651
Commercial business	18,931	4,375
Consumer	35,226	25,370
Net deferred loan costs	1,292	1,148

Total loans	608,717	386,545
Allowance for loan losses	(5,631)	(3,172)

Loans, net	603,086	383,373

Premises and equipment, net	9,217	11,147
Accrued interest receivable	2,988	1,490
Goodwill	33,762	4,248
Core deposit intangible	4,489	—
Bank-owned life insurance	7,386	7,182
Other assets	6,299	2,487

	$856,175	$517,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Regular savings accounts	$103,455	$95,875
Money market accounts	99,243	53,167
Now accounts	29,508	22,460
Demand deposit accounts	127,425	87,776
Time deposit accounts	244,855	137,221

Total deposits	604,486	396,499

Short-term borrowings	—	4,250
Long-term debt	137,926	81,000
Other liabilities	6,031	4,316

Total liabilities	748,443	486,065

Common stock, no par value; authorized 75,000,000 shares; issued 8,488,898 shares at September 30, 2005	—	—
Additional paid-in capital	82,845	—
Unallocated common shares held by ESOP; 422,073 shares at September 30, 2005	(4,797)	—
Retained earnings	31,860	32,997
Accumulated other comprehensive loss	(2,176)	(1,669)

Total stockholders’ equity	107,732	31,328

	$856,175	$517,393

See accompanying notes to condensed consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Interest and dividend income:
Loans, including fees	$8,716	$4,578	$21,656	$12,567
Debt securities	1,103	744	2,657	2,374
Equity securities	110	76	271	175
Short-term investments	100	21	344	107

Total interest and dividend income	10,029	5,419	24,928	15,223

Interest expense:
Interest on deposits	2,375	1,085	5,798	3,221
Interest on short-term borrowings	33	—	55	—
Interest on long-term debt	1,301	672	3,068	1,804

Total interest expense	3,709	1,757	8,921	5,025

Net interest income	6,320	3,662	16,007	10,198

Provision for loan losses	152	150	648	470

Net interest income, after provision for loan losses	6,168	3,512	15,359	9,728

Other income (charges):
Deposit service fees	356	198	857	682
Loan servicing fees	126	11	331	188
CSSI ATM servicing fees	493	—	1,002	—
Gain on sale of loans, net	52	8	72	106
Gain on sales of securities, net	—	—	—	8
Loss on sale/write-down of bank-owned land, net	—	—	(1,020)	—
Income from bank-owned life insurance	83	48	204	145
Miscellaneous	204	179	605	538

Total other income	1,314	444	2,051	1,667

Operating expenses:
Salaries and employee benefits	2,529	1,962	7,010	5,679
Occupancy and equipment	654	289	1,753	1,035
Data processing	468	345	1,339	1,047
Professional fees	257	74	624	191
Contribution to Benjamin Franklin Bank Charitable Foundation	—	—	4,000	—
Amortization of core deposit intanglible	445	45	1,044	136
Other general and administrative	986	430	2,174	1,369

Total operating expenses	5,339	3,145	17,944	9,457

Income (loss) before income taxes	2,143	811	(534)	1,938

Provision for income taxes	814	277	348	626

Net income (loss)	$1,329	$534	$(882)	$1,312

Earnings per share
Basic	$0.16	n/a	n/a	n/a
Diluted	$0.16	n/a	n/a	n/a

Weighted-average shares outstanding:
Basic	8,148,113	n/a	n/a	n/a
Diluted	8,148,113	n/a	n/a	n/a
See accompanying notes to condensed consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
(Dollars in thousands)

				Unallocated		Accumulated
			Additional	Common		Other	Total
	Common Stock		Paid-in	Stock Held	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	by ESOP	Earnings	Loss	Equity
Balance at December 31, 2003	—	$—	$—	$—	$31,308	$(2,007)	$29,301
Comprehensive income (loss):
Net income	—	—	—	—	1,312	—	1,312
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects					—	(27)	(27)

Total comprehensive loss							1,285

Balance at September 30, 2004	—	$—	$—	$—	$32,620	$(2,034)	$30,586

Balance at December 31, 2004	—	$—	$—	$—	$32,997	$(1,669)	$31,328

Comprehensive loss:
Net loss	—	—	—	—	(882)	—	(882)
Net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	(507)	(507)

Total comprehensive loss							(1,389)

Dividends paid	—	—	—	—	(255)	—	(255)
Issuance of common stock for initial public offering, net of expenses of $2.1 million	5,577,419	—	53,721	—	—	—	53,721
Issuance of common stock to Benjamin Frankin Bank Charitable Foundation	400,000	—	4,000	—	—	—	4,000
Issuance of common stock for acquisition of Chart Bank, A Cooperative Bank	2,511,479	—	25,115	—	—	—	25,115
Stock purchased for ESOP		—		(4,911)			(4,911)
Release of ESOP stock		—	9	114	—	—	123

Balance at September 30, 2005	8,488,898	$—	$82,845	$(4,797)	$31,860	$(2,176)	$107,732

See accompanying notes to condensed consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(882)	$1,312
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of securities, net	99	703
Amortization (accretion) of loans, net	(88)	214
Loss (gain) on sales of securities, net	—	(8)
Provision for loan losses	648	470
Accretion of certificates of deposit and borrowings	(249)	—
Amortization of mortgage servicing rights	214	423
Depreciation expense	709	509
Amortization of core deposit intangible	1,044	136
Amortization of unearned compensation	123	—
Deferred income tax (benefit) provision	(1,760)	48
Income from bank-owned life insurance	(204)	(145)
Gains on sales of loans, net	(72)	(106)
Loans originated for sale	(11,203)	(28,566)
Proceeds from sales of loans	11,275	28,672
Increase in accrued interest receivable	(1,498)	(107)
Gain on sale of bank-owned land	(380)	—
Writedown of bank-owned land	1,400	—
Charitable Foundation Contribution	4,000	—
Other, net	1,980	(804)

Net cash provided by operating activities	5,156	2,751

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	2,015
Maturities, calls, and principal repayments	34,127	35,829
Purchases	(33,495)	(30,411)
Principal repayments on held-to-maturity securities	84	120
Net change in restricted equity securities	798	360
Purchases of mortgage loans	—	(34,207)
Loan originations, net	(36,237)	(53,131)
Proceeds from sales of bank-owned land	868	—
Additions to premises and equipment	(343)	(590)
Purchases of bank-owned life insurance	—	(1,400)
Net cash purchased in acquisition of Chart Bank	9,879	—

Net cash used for investing activities	(24,319)	(81,415)

See accompanying notes to condensed consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	(9,406)	19,305
Net proceeds (repayments) from short-term borrowings	(24,750)	29,000
Net proceeds from long-term debt	52,000	10,000
Net proceeds from common stock offering	53,721	—
Acquisition of Common Stock by ESOP	(4,911)	—

Net cash provided by financing activities	66,654	58,305

Net change in cash and cash equivalents	47,491	(20,359)

Cash and cash equivalents at beginning of the period	14,204	35,485

Cash and cash equivalents at end of the period	$61,695	$15,126

Supplemental cash flow information:
Interest paid on deposits	$5,794	$3,222
Interest paid on short-term borrowings	55	39
Interest paid on long-term debt	2,873	1,726
Income taxes paid (refunded)	665	640

Assets acquired and liabilities assumed were as follows:
Fair value of noncash assets acquired	$259,008
Fair value of liabilities assumed	243,772
Fair value of common stock issued	25,115
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

In connection with the stock conversion, the Company established the Benjamin Franklin Bank Charitable Foundation (the “Foundation”), funded with a contribution of 400,000 shares of newly-issued Benjamin Franklin common stock. This contribution resulted in the recognition of expense in the second quarter of 2005 equal to the $10 offering price for each of the shares contributed, net of tax benefits. The effect of this transaction on the Company’s results for the second quarter was $2.6 million ($4.0 million expense, net of $1.4 million in tax benefits). The Foundation provides funding to support charitable causes and community development activities in the communities served by the Company.

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

		Estimated Accretion/(Amortization)
	Actual-
	Quarter	Three Months
	Ended	Ended	Year Ended	Year Ended	Year Ended	Year Ended	After
	September 30,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2005	2006	2007	2008	2009	2009
	(In thousands)
Core deposit intangible	$(445)	$(356)	$(1,064)	$(779)	$(574)	$(408)	$(1,308)

Loan discount	144	126	337	154	53	21	16

Investments discount	93	98	252	62	8	—	—

Time deposit premium	131	67	66	31	20	13

Borrowed funds discount	(11)	(10)	(33)	(20)	(11)
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

The results of Chart Bank are included in the results of the Company subsequent to April 3, 2005. The unaudited condensed pro forma consolidated statements of operations for the nine months ended September 30, 2005 and 2004 assume that Chart Bank had been acquired as of January 1, 2005 and 2004. The pro forma information is theoretical in nature and is not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations that would have resulted had the Company acquired the stock of Chart Bank during the periods presented:

	For the Nine Months Ended Sept 30,
	2005	2004
	(In thousands except share and per share amounts)
Interest and dividend income	$28,346	$24,079
Interest expense	9,923	7,454

Net interest income	18,423	16,625

Provision for loan losses	678	560
Non-interest income	2,776	3,570
Non-interest expense	21,232	16,592

Income (loss) before income taxes	(711)	3,043

Income tax provision	556	1,177

Net income (loss)	$(1,267)	$1,866

Earnings (loss) per share — diluted	$(0.16)	$0.23

Weighted average shares outstanding — diluted	8,124,296	8,124,296

The pro forma results of operations for the nine months ended September 30, 2005 include a net $1.0 million loss on sale/write-down of bank-owned land and a $4.0 million expense item for the contribution of 400,000 shares of Benjamin Franklin Bancorp common stock to the Foundation. Tax benefits have been reflected for the $4.0 million Foundation contribution, but no tax benefit has been recognized for the $1.0 loss on sale/write-down of bank owned land. These results also include $709,000 of non-tax deductible merger-related expenses recorded by Chart Bank during the period from January 1, 2005 to April 4, 2005.
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

The provisions of SFAS No. 123R and SAB 107 do not have an impact on the Company’s results of operations at this time. However, as disclosed in the prospectus used in the Company’s stock offering related to the mutual-to-stock conversion and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company expects to adopt a stock-based incentive plan in 2006, subject to shareholder approval. The granting of restricted stock awards and stock options under the stock-based incentive plan will increase the Company’s compensation costs in the periods in which such awards and options vest.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This Statement replaces Accounting Principles Board Opinion No. 20 (“APB 20”), “Accounting Changes” and Statement of Financial Accounting Standard No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. In accordance with the prior guidance of APB 20, most voluntary changes in an accounting principle required recognizing the cumulative effect of a change in accounting principle in net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements for the direct effects of a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle should be recognized in the period of accounting change. SFAS 154 carries forward the guidance of APB 20 relating to the reporting for correction of an error in previously issued financial statements, change in accounting estimate and the justification requirement for a change in accounting principle on the basis of preferability. Provisions of this statement are effective for accounting changes made in the fiscal years beginning after December 15, 2005. At this time, the Company is uncertain how the application of SFAS 154 will impact prior period financial statements for the implementation of future accounting pronouncements.

2.	Commitments

Outstanding loan commitments totaled $122.3 million at September 30, 2005, compared to $70.6 million as of December 31, 2004. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit.

The Bank recently received approval from the Massachusetts Commissioner of Banks to open a new branch in Wellesley Hills, Massachusetts. It is anticipated that this branch will become operational in the second quarter of 2006. The annual direct costs of operating this branch are estimated at $610,000.

3.	Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Earnings per share were not meaningful for the nine months ended September 30, 2005 and for the 2004 periods presented, because the Company did not complete its public offering until April 4, 2005.

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
Comparison of Financial Condition at September 30, 2005 and December 31, 2004
Overview
Total assets increased by $338.8 million, or 65.5%, from $517.4 million at December 31, 2004 to $856.2 million at September 30, 2005. The Chart Bank acquisition added $290.4 million to total assets on April 4, 2005, consisting primarily of loans ($184.0 million), investments ($39.3 million), and goodwill and other intangibles ($35.0 million). Funding liabilities added through the Chart Bank acquisition included $217.4 million in deposits and $25.4 million of borrowed funds. The mutual-to-stock conversion and acquisition added $82.8 million to stockholders’ equity. The Company has also grown internally since December 31, 2004, with additions to loans and cash/cash equivalents totaling $38.1 and $16.1 million, respectively. Funding that internal asset growth was $27.2 million of additional borrowed funds, offset by net of deposit outflows of $9.4 million.
Investment Activities
Cash and correspondent bank balances increased by $47.5 million to $61.7 million as of September 30, 2005 when compared to December 31, 2004. Of that increase, $27.5 million consists of cash supplied by Creative Strategic Solutions, Inc. (“CSSI”) to its ATM customers. CSSI is a wholly-owned subsidiary of Benjamin Franklin Bank that supplies cash to ATMs owned by independent service organizations and provides related cash management services to a nationwide customer base. Over the same period, short-term investments, comprised of overnight fed funds sold ($10.5 million) and money market funds ($3.0 million), increased $8.0 million to $13.5 million at September 30, 2005. The higher level of short-term investments at quarter-end was caused by normal fluctuations in the Bank’s short-term liquidity accounts.

At September 30, 2005, the Company’s investment portfolio amounted to $127.3 million, or 14.9% of total assets. The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities at the dates indicated:

	At September 30, 2005		At December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$76,162	$75,649	$33,607	$33,306
Corporate bonds and other obligations	4,523	4,502	5,056	5,014
Municipal bonds	1,708	1,702	—	—
Mortgage-backed securities	37,097	35,252	49,246	47,750

Total available for sale securities	$119,490	$117,105	$87,909	$86,070

Securities held to maturity:

Mortgage-backed securities	$133	$133	$217	$221

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$7,497	$7,497	$4,459	$4,459
Access Capital Strategies
Community Investment Fund	2,000	2,000	2,000	2,000
SBLI & DIF stock	518	518	516	516

Total equity securities	$10,015	$10,015	$6,975	$6,975

Increases in the investment portfolio during the nine months ended September 30, 2005 were the result of the acquisition of the Chart Bank securities portfolio, consisting primarily of U.S. Government and agency obligations.
Lending Activities
The Company’s net loan portfolio aggregated $603.1 million on September 30, 2005, or 70.4% of total assets on that date. The following table sets forth the composition of the loan portfolio at the dates indicated:

	At September 30, 2005		At December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$290,195	47.77%	$241,090	62.56%
Commercial	215,776	35.52%	85,911	22.29%
Construction	47,297	7.79%	28,651	7.43%
Home equity	32,915	5.42%	23,200	6.02%

	586,183	96.50%	378,852	98.30%

Other loans:
Commercial	18,931	3.12%	4,375	1.14%
Consumer	2,311	0.38%	2,170	0.56%

	21,242	3.50%	6,545	1.70%

Total loans	607,425	100.00%	385,397	100.00%

Deferred loan origination costs	1,292		1,148
Allowance for loan losses	(5,631)		(3,172)

Total loans, net	$603,086		$383,373

The net loan portfolio increased by $219.7 million, or 57.3%, during the first nine months of 2005. While the Chart Bank acquisition accounted for $184.0 million of that growth, another $35.7 million of net loan growth was generated internally, primarily in commercial real estate loans. With the addition of the Chart Bank loan portfolio and internal growth, commercial loans (including commercial real estate, construction and commercial business loans) have grown to 46.8% of total loans, compared to 30.9% at December 31, 2004. The Company remains committed to expanding its commercial lending business, and to that end has increased the size of its commercial lending staff to twelve at present, compared to four at year-end 2004. Commercial credit analysis, processing, review and monitoring resources have also been increased to support this effort.
Concurrent with its mutual-to-stock conversion and acquisition of Chart Bank, the Company increased its policy guideline for maximum loans to one borrower (or related entity) to $10.0 million. Exceptions to this limit require the approval of the Executive Committee of the Board prior to loan origination. As of September 30, 2005, Benjamin Franklin had no borrower relationships over the $10.0 million policy guideline. Benjamin Franklin Bank’s internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s surplus and capital stock accounts, or $18.2 million for Benjamin Franklin Bank as of September 30, 2005. The Company has also increased other loan authorities in light of its larger size and increased lending limit, including individual loan officer authorities and management Credit Committee authority.
Non-performing Assets
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates):

	At September 30, 2005	At December 31, 2004
	(In thousands)
Non-accrual loans:
Residential mortgage	$184	$—
Commercial mortgage	8	—
Construction	—	—
Commercial	274	334
Consumer and other	—	—

Total non-performing loans	466	334

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Construction	—	—
Commercial	—	—
Consumer and other	—	3

Total loans 90 days and still accruing	—	3

Total non-performing assets	$466	$337

Ratios:
Non-performing loans to total loans	0.08%	0.09%
Non-performing assets to total assets	0.05%	0.07%
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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures. At September 30, 2005, impaired loans totaled $235,000 and in the aggregate carried a specific reserve allocation of $100,000, as compared to $334,000 of impaired loans with a specific reserve allocation of $210,000 at December 31, 2004.
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
The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Balance at beginning of period	$5,531	$2,861	$3,172	$2,523

Allowance added from acquisition of Chart Bank	—	—	1,812	—

Charge-offs:
Mortgage loans on real estate	—	—	—	—

Other loans:
Commercial	(57)	—	(68)	—
Consumer	(5)	(5)	(8)	(9)

	(62)	(5)	(76)	(9)

Total charge-offs	(62)	(5)	(76)	(9)

Recoveries:
Mortgage loans on real estate	—	—	—	—

Other loans:
Commercial	8	7	68	28
Consumer	2	4	7	11

	10	10	75	39

Total recoveries	10	10	75	39

Net (charge-offs) recoveries	(52)	5	(1)	30
Provision for loan losses	152	150	648	470

Balance at end of period	$5,631	$3,017	$5,631	$3,023

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)	(0.03%)	0.01%	0.00%	0.01%
Allowance for loan losses to non-performing loans at end of period	1208.37%	845.01%	1208.37%	846.85%
Allowance for loan losses to total loans at end of period	0.93%	0.80%	0.93%	0.81%
Deposits
The following table sets forth the Company’s deposit accounts for the periods indicated:

	September 30,	% of	December 31,	% of
	2005	Total	2004	Total
	(In thousands)		(In thousands)
Deposit type:
Demand deposit accounts	$127,425	21.08%	$87,776	22.14%
NOW accounts	29,508	4.88	22,460	5.66
Regular savings accounts	103,455	17.11	95,875	24.18
Money market accounts	99,243	16.42	53,167	13.41

Total non-certificate accounts	359,631	59.49	259,278	65.39

Term certificates less than $100,000	149,504	24.74	97,114	24.49
Term certificates of $100,000 or more	95,351	15.77	40,107	10.12

Total certificate accounts	244,855	40.51	137,221	34.61

Total deposits	$604,486	100.00%	$396,499	100.00%

The $208.0 million increase in the Bank’s deposits is attributable to an increase of $217.4 million in deposits as a result of the Chart Bank acquisition, offset by a $9.4 million decline since December 31, 2004, due primarily to outflows of deposits in the former Chart Bank branches. These outflows occurred mainly in certificate accounts, and as a result of this and competitive pressures generally, the Bank has since increased interest rates on most certificate products. Some of those rate increases, particularly for short-term certificates, were significant, and may have the effect of narrowing the Bank’s net interest margin over the next twelve months. Interest rates paid by the Bank on money market accounts have tended to lag the rise in market interest rates over the past year. Management considers it likely that those rates may rise significantly in the coming months, another factor that may cause the net interest margin to narrow from its current level of 3.34%.
The Bank recently received approval from the Massachusetts Commissioner of Banks to open a new branch in Wellesley Hills, Massachusetts. It is anticipated that this branch will become operational in the second quarter of 2006. The annual direct costs of operating this branch are estimated at $610,000. The Company will continue to search for promising de novo branch locations, with the goal of identifying two to three additional sites over the next two years.
Borrowed Funds
Funds borrowed from the Federal Home Loan Bank of Boston (“FHLBB”) increased during the first nine months of 2005 by $52.7 million to $128.9 million at September 30, 2005. Of this increase, $25.4 million was provided by the Chart Bank acquisition. Of the borrowed funds acquired from Chart, $20.5 million matured during the second and third quarters of 2005. Those borrowings and the remainder of the increase, or $27.3 million, were placed in new FHLBB borrowings with original maturities of three to five years, in order to match the estimated repricing characteristics of the net growth in earning assets year to date. The $9.0 million balance in subordinated debt remained unchanged during the first nine months of 2005.
Stockholder’s Equity
Total stockholders’ equity was $107.7 million as of September 30, 2005, an increase of $76.4 million when compared to the balance at December 31, 2004. The increase was primarily attributable to the Company’s mutual-to-stock conversion and issuance of shares in connection with the acquisition of Chart Bank. The components of the net increase were: a) the recording of common stock and additional paid-in capital in the initial public offering in the amount of $53.7 million, net of offering expenses of $2.1 million, b) shares issued to the Benjamin Franklin Bank Charitable Foundation in the amount of $4.0 million, c) shares issued to Chart Bank shareholders in the amount of $25.1 million, d) a net loss of $882,000, e) dividends paid in the amount of $255,000, f) a change of $507,000 in other comprehensive income resulting from a decrease in the fair market value of investments available for sale, and g) a decrease of $4.8 million, representing the $4.9 million purchase price of the shares purchased by the employee stock ownership plan, net of $123,000 attributable to shares released from the ESOP suspense account.
Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2005 and 2004
The Company earned net income of $1.3 million for the quarter ended September 30, 2005, an increase of $795,000 when compared to net income of $534,000 earned in the third quarter of 2004. The growth in net income was primarily due to the acquisition of the operations of Chart Bank and to internally generated growth. For the nine months ended September 30, 2005, the Company incurred a loss of 882,000, primarily as a result of two non-recurring charges incurred in the second quarter of 2005: i) a $4.0 million contribution made to the Benjamin Franklin Bank Charitable Foundation, and ii) the recognition of a net loss of $1.0 million on the sale/write-down of bank-owned land. Partially offsetting the non-recurring charges were significant increases in net interest income and non-interest income, due to the acquisition of the operations of Chart Bank and to internally generated balance sheet growth. Operating expenses also increased significantly when compared to the three and nine-month periods ended September 30, 2004, due to the addition of Chart Bank’s operations, as well as to higher costs related to generating internal growth and meeting the demands of operating as a public company.
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

	Three Months Ended September 30,
	2005			2004
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Loans	$607,136	$8,716	5.70%	$365,231	$4,578	4.99%
Securities	128,734	1,213	3.74%	103,982	820	3.14%
Short-term investments	15,139	100	2.62%	7,185	21	1.16%

Total interest-earning assets	751,009	10,029	5.30%	476,398	5,419	4.53%
Non-interest-earning assets	111,195			30,449

Total assets	$862,204			$506,847

Interest-bearing liabilities:
Savings deposits	$106,123	133	0.50%	$100,300	125	0.50%
Money market	106,015	432	1.62%	52,500	124	0.94%
NOW accounts	36,438	12	0.13%	23,736	9	0.15%
Certificates of deposits	247,960	1,798	2.88%	135,643	827	2.43%

Total deposits	496,536	2,375	1.90%	312,179	1,085	1.38%
Borrowings	121,854	1,334	4.34%	69,427	672	3.85%

Total interest-bearing liabilities	618,390	3,709	2.38%	381,606	1,757	1.83%
Non-interest bearing liabilities	134,899			95,111

Total liabilities	753,289			476,717
Equity	108,915			30,130

Total liabilities and equity	$862,204			$506,847

Net interest income		$6,320			$3,662

Net interest rate spread (2)			2.92%			2.70%
Net interest-earning assets (3)	$132,619			$94,792

Net interest margin (4)			3.34%			3.06%
Average interest-earning assets to interest-bearing liabilities			121.45%			124.84%

(1)	Yields and rates for the three months ended September 30, 2005 and 2004 are annualized.

(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percent of average interest-earning assets.

	Nine Months Ended September 30,
	2005			2004
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Loans	$528,411	$21,656	5.48%	$327,700	$12,567	5.12%
Securities	116,350	2,928	3.37%	109,897	2,549	3.10%
Short-term investments	19,230	344	2.39%	15,382	107	0.93%

Total interest-earning assets	663,991	24,928	5.02%	452,979	15,223	4.49%
Non-interest-earning assets	84,433			31,055

Total assets	$748,424			$484,034

Interest-bearing liabilities:
Savings deposits	$103,492	391	0.50%	$99,172	369	0.50%
Money market	93,744	1,099	1.57%	51,779	331	0.85%
NOW accounts	31,584	52	0.22%	23,955	27	0.15%
Certificates of deposits	211,602	4,256	2.69%	133,492	2,494	2.50%

Total deposits	440,422	5,798	1.76%	308,398	3,221	1.40%
Borrowings	100,931	3,123	4.14%	53,421	1,804	4.51%

Total interest-bearing liabilities	541,353	8,921	2.20%	361,819	5,025	1.86%
Non-interest bearing liabilities	125,076			92,257

Total liabilities	666,429			454,076
Equity	81,995			29,958

Total liabilities and equity	$748,424			$484,034

Net interest income		$16,007			$10,198

Net interest rate spread (2)			2.82%			2.63%
Net interest-earning assets (3)	$122,638			$91,160

Net interest margin (4)			3.22%			3.01%
Average interest-earning assets to interest-bearing liabilities			122.65%			125.20%

(1)	Yields and rates for the nine months ended September 30, 2005 and 2004 are annualized.

(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended September 30,
	2005 vs. 2004
	Increase (Decrease)
	Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,393	$745	$4,138
Securities	216	177	393
Short-term investments	37	42	79

Total interest-earning assets	3,646	964	4,610

Interest-bearing liabilities:
Savings deposits	7	1	8
Money market	180	128	308
NOW accounts	4	(1)	3
Certificates of deposits	789	182	971

Total deposits	980	310	1,290

Borrowings	564	98	662

Total interest-bearing liabilities	1,544	408	1,952

Change in net interest income	$2,102	$556	$2,658

	Nine Months Ended September 30,
	2005 vs. 2004
	Increase (Decrease)
	Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$8,172	$917	$9,089
Securities	155	224	379
Short-term investments	33	204	237

Total interest-earning assets	8,360	1,345	9,705

Interest-bearing liabilities:
Savings deposits	16	6	22
Money market	379	389	768
NOW accounts	10	15	25
Certificates of deposits	1,558	204	1,762

Total deposits	1,963	614	2,577

Borrowings	1,482	(163)	1,319

Total interest-bearing liabilities	3,445	451	3,896

Change in net interest income	$4,915	$894	$5,809

Net interest income for the quarter ended September 30, 2005 was $6.3 million, an increase of $2.6 million when compared to net interest income of $3.7 million for the three months ended September 30, 2004. This increase was the result of an increase in average interest-earning assets of $274.6 million, greater than the $236.8 million increase in interest-bearing liabilities, coupled with a 28 basis point increase in the net interest margin. The funds received in the Company’s public stock offering and an increase in non-interest bearing deposit accounts were the primary reasons that average interest-earning assets grew by more than average interest-bearing liabilities, when compared to the comparable quarter in 2004.
Interest income for the quarter ended September 30, 2005 was $10.0 million, compared to $5.4 million for the quarter ended September 30, 2004, an increase of $4.6 million or 85.2%. Most of the increase was the result of the $274.6 million increase in average interest earning assets, augmented by a 77 basis point increase in the yield earned on average interest-earning assets. The increase in average interest-earning assets was primarily the result of the acquisition of Chart Bank and the Company’s public stock offering. The largest increase was seen in average loan balances, which increased by $241.9 million due to the acquisition of the $184.0 million Chart Bank loan portfolio and internally generated growth. Increases in average balances of securities and short-term investments of $24.8 million and $8.0 million, respectively, were also related to both the acquisition of Chart Bank and the stock offering. The increases in yields earned on securities and short-term investments of 60 basis points and 146 basis points, respectively, were due mainly to the increase in market interest rates during the twelve months ended September 30, 2005. The increase in the loan yield of 71 basis points was due to the increase in market interest rates, to the addition of the Chart Bank loan portfolio, which was more heavily weighted toward higher-yielding commercial loans than that of Benjamin Franklin, and to internally-generated growth in higher-yielding commercial loans.
Interest expense for the quarter increased $2.0 million compared to the prior year, due primarily to the Chart Bank acquisition, which added $242.8 million to the Company’s funding liabilities. The remainder of the increase in average funding liabilities between the comparable quarters in 2005 and 2004 of $32.8 million consists of increases in borrowed funds ($27.0 million), interest-bearing deposits ($4.0 million) and non-interest bearing liabilities ($1.8 million). Overall, the cost of interest-bearing deposits increased by 55 basis points in the third quarter of 2005 compared to the third quarter of 2004. This is due in part to the increase in market interest rates over the twelve months ended September 30, 2005 and to the composition of the Chart Bank deposit base, which had a greater proportion of higher-cost certificate balances than did that of Benjamin Franklin. The cost of borrowed funds also increased between periods, by 49 basis points, as new borrowings and rollovers of existing borrowings were more expensive than in the comparable 2004 period due to increases in market interest rates.
Net interest income for the first nine months of 2005 increased by $5.8 million to $16.0 million, compared to $10.2 million earned in the first nine months of 2004. The increase was the result of an increase in average interest-earning assets of $211.0 million, greater than the increase in average interest-bearing liabilities of $179.5 million, and to an increase in the net interest margin of 21 basis points. The increase in interest earning assets was due primarily to the Chart Bank acquisition, which added $144.4 million on average for the nine months ended September 30, 2005, and to internally generated growth in loans outstanding, which increased by $80.0 million on average, independent of the addition of the Chart Bank loan portfolio. Funding liabilities also increased due to the Chart Bank acquisition, which added average interest-bearing deposits of $118.3 million, average non-interest bearing balances of $24.3 million and average borrowed funds of $16.6 million. Internally generated interest-bearing deposit growth added $13.7 million on average, while the average balances of outstanding borrowings, exclusive of the Chart Bank addition, increased by $30.9 million. The Company also grew the average balances outstanding in demand deposits and other non-interest bearing funds by $8.5 million over and above those balances provided by Chart Bank. Rates earned on interest-earning assets increased by 53 basis points, due to the increase in market interest rates and the favorable mix of the Chart Bank assets. Rates paid on interest-bearing liabilities increased by 34 basis points, as an increase in deposit costs was offset in part by a reduction in the weighted average rate paid on borrowed funds.

Provision for Loan Losses
The Company recorded provisions for loan losses of $152,000 and $150,000 for the three months ended September 30, 2005 and 2004, respectively. For the first nine months of 2005 and 2004, provisions for loan losses amounted to $648,000 and $470,000, respectively. The provisions were reflective of growth in the loan portfolio and net charge-offs/recoveries recorded in each period. At September 30, 2005, the allowance for loan losses totaled $5.6 million, or .93% of the loan portfolio, as compared to $3.2 million, or .82% of total loans, at December 31, 2004.
Non-interest Income
Non-interest income for the three month period ended September 30, 2005 rose to $1.3 million, an increase of $870,000, or 195.9%, when compared to non-interest income of $444,000 earned during the third quarter of 2004. This increase was produced by growth in fee-based deposit accounts and the acquisition of Chart Bank. These same factors, offset in part by a $1.0 million net loss on the sale/write-down of bank-owned land in June 2005, caused non-interest income to increase by $384,000 or 23.0% to $2.1 million for the nine month period ended September 30, 2005, compared to the same period in 2004.
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
In the third quarter of 2005, fees earned on deposit accounts and other miscellaneous income increased by 79.8% and 14.0%, respectively, when compared to the third quarter of 2004. This growth was mainly the result of the addition of the Chart Bank deposit accounts and branch locations, plus the addition of a new overdraft checking account offering to the Bank’s product line. Increases in loan servicing fees in both the three month and nine month periods amounting to $115,000 and $143,000, respectively, were largely independent of the Chart Bank acquisition and were instead the result of growth in the Bank’s portfolio of fixed rate loans serviced for others. The Chart Bank acquisition also provided a new non-interest income source, fees earned on ATM servicing performed by CSSI, which yielded $493,000 in the third quarter of 2005. CSSI provides cash to ATMs owned by independent service organizations nationwide. Fees are collected from the independent service organizations for managing the ATMs and for the use of the cash in the machines. A summary of CSSI’s operating performance, pre-tax, for the third quarter of 2005 is as follows:

For the Three
Months Ended
September 30, 2005
(In thousands)
Income:
Fees earned on ATM servicing contracts	$493

Expenses:
Interest expense	281
Personnel costs	78
Occupancy and equipment	9

Total expenses	368

Pre-tax contribution margin	$125

The expenses shown reflect direct expenses only and do not include any allocation for overhead costs or support services provided to CSSI by the Bank. Interest expense is charged to CSSI by the Bank on the amount of cash CSSI employs, based on a short-term FHLBB advance rate. The average balance of the cash deployed by CSSI in the third quarter of 2005 was $27.4 million. A recent expansion by one customer and the addition of a sizable new customer have the potential to increase the cash deployed by CSSI by $14.0 million over the next twelve months.
Non-interest Expense
Non-interest expenses increased significantly in the third quarter of 2005 when compared to the same period in 2004, due primarily to the acquisition of Chart Bank, expansion of the Company’s lending capabilities and the stock conversion, which has brought new costs associated with operating a public company. These same factors caused the increase in the nine month period ended September 30, 2005, as expenses rose to $17.9 million from $9.5 million in the first nine months of 2004. Also contributing to the rise in the first nine months of 2005 was the $4.0 million contribution made to the Benjamin Franklin Bank Charitable Foundation in April of 2005. The contribution to the Foundation was one-time in nature, since the Company has no intention of making future contributions to the Foundation.
Expenses increased by $2.2 million, or 69.8%, to $5.3 million in the third quarter of 2005, compared to $3.1 million recorded in the three months ended September 30, 2004. The largest increase was in salaries and employee benefits expense, which rose by $567,000 or 28.9%, attributable to the acquisition of Chart Bank and to a lesser degree to the addition of loan origination and support staff in 2005. Amortization of the core deposit intangible asset created in the Chart Bank acquisition added $445,000 to expense for the quarter, an increase of $400,000 over the comparable period in 2004. Occupancy and equipment expenses increased by $365,000 or 126.3%, mainly due to the addition of costs associated with Chart Bank’s three branch locations and its former corporate headquarters. The rental expense associated with the lease of the headquarters location ceased at the end of July 2005. Increases in data processing costs ($123,000 or 35.7%) and miscellaneous expenses ($556,000 or 129.3%) were both due primarily to the effect of adding Chart Bank operations. Professional fees for the third quarter of 2005 amounted to $257,000, an increase of $183,000 over the comparable period in 2004, due to increased legal, consulting and audit fees that for the most part were related to the Company’s conversion to public company status.

Year-to date, operating expenses excluding the $4.0 million Foundation contribution increased by $4.5 million to $13.9 million, compared to $9.5 million incurred in the first nine months of 2004. The reasons for the increases in various expense categories are essentially the same as those described above for the third quarter of 2005 compared to the third quarter of 2004.
Income Taxes
The income tax provision of $814,000 recorded for the three months ended September 30, 2004 resulted in an effective tax rate of 38.0%, compared to a provision of $277,000 recorded for the three months ended September 30, 2004, which resulted in an effective tax rate of 34.2%. The effective tax rate for the first nine months of 2004 was 32.3%, while for the nine months ended September 30, 2005, the Company recorded income tax expense of $348,000 despite incurring a pre-tax loss of $534,000 for the period. This occurred because no tax benefit was recognized on the $1.0 million net loss on sale/write-down of bank-owned land.
Liquidity and Capital Resources
The Company’s primary sources of funds are from deposits, borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At September 30, 2005, cash and due from banks, short-term investments and debt securities maturing within one year totaled $75.5 million (excluding cash supplied by CSSI to ATM customers) or 8.8% of total assets.
The Company borrows from the Federal Home Loan Bank of Boston as an additional funding source. As of September 30, 2005, the Company had the ability to borrow an additional $72.7 million from the Federal Home Loan Bank of Boston.
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
The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:

Contractual Obligations:

	At September 30, 2005
			More than	More than
			One Year	Three Years
		One Year	through Three	through five	Over Five
	Total	or Less	Years	Years	Years
			(In thousands)
Federal Home Loan Bank advances(1)	$128,926	$1,969	$56,957	$40,000	$30,000
Subordinated Debt	9,000	—	—	—	9,000
Other (2)	5,671	1,732	3,363	576	—

Total Contractual Obligations	$143,597	$3,701	$60,320	$40,576	$39,000

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 Family Residential mortgage loans. Advances totalling $36 million shown with maturities of greater than three years may be called by the FHLB during the period remaining to maturity. These advances bear rates ranging from 3.99% to 4.91%, with a weighted average rate of 4.47%. Based on the current and predicted level of market interest rates, management considers it likely that these advances will be called by the FHLBB in the next 12 months. One “knock-out” advance in the amount of $10 million maturing in June, 2010 will become immediately payable if 3-month LIBOR rises above 6.0% (measured on a quarterly basis, beginning in June 2006).

(2)	Represents contracts for technology services and employee compensation.
Loan Commitments

	At September 30, 2005
			More than	More than
			One Year	Three Years
		One Year	through Three	through five	Over Five
	Total	or Less	Years	Years	Years
			(In thousands)
Commitments to grant loans (1)	$37,507	$37,507	$—	$—	$—
Commercial loan lines of credit	18,230	18,230	—	—	—
Unused portion of home equity loans (3)	38,790	—	—	—	38,790
Unused portion of construction loans (4)	25,288	18,632	6,656	—	—
Unused portion of personal lines of credit (2)	2,460	—	—	—	2,460

Total Loan Commitments	$122,275	$74,369	$6,656	$—	$41,250

General: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are typically extended to customers for up to 180 days, after which they expire.

(2)	Unused portions of checking overdraft lines of credit are available to customers in “good standing” indefinitely.

(3)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(4)	Unused portions of construction loans are available to the borrower for up to 2 years for development loans and up to 1 year for other construction loans.

Minimum Regulatory Capital Requirements:
As of September 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2005 and December 31, 2004 are also presented in this table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
September 30, 2005:

Total capital to risk weighted assets:
Consolidated	$86,287	15.5%	$44,600	8.0%	N/A	N/A
Bank	60,435	10.9	44,494	8.0	$55,617	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	80,656	14.5	22,300	4.0	N/A	N/A
Bank	54,804	9.9	22,247	4.0	33,370	6.0

Tier 1 capital to average assets:
Consolidated	80,656	9.8	32,958	4.0	N/A	N/A
Bank	54,804	6.7	32,883	4.0	41,103	5.0

December 31, 2004:

Total capital to risk weighted assets:
Consolidated	$40,875	12.5%	$26,200	8.0%	N/A	N/A
Bank	40,022	12.3	26,125	8.0	$32,656	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	37,703	11.5	13,100	4.0	N/A	N/A
Bank	36,850	11.3	13,062	4.0	19,594	6.0

Tier 1 capital to average assets:
Consolidated	37,703	7.3	20,545	4.0	N/A	N/A
Bank	36,850	7.2	20,513	4.0	25,641	5.0

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
The table below sets forth, as of September 30, 2005 the estimated changes in Benjamin Franklin’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated
Net Interest Income over 12
months
200 basis point increase in rates	1.04%
100 basis point increase in rates	.62%
Flat interest rates	—
100 basis point decrease in rates	(2.50)%
As indicated in the table above, an immediate 100 basis point increase in interest rates is estimated to increase net interest income by .62% over a 12-month horizon, when compared to the flat rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to increase by 1.04% over a 12-month horizon, when compared against the flat rate scenario. Inherent in these estimates is the assumption that savings account deposit rates would only increase by 25 basis points and that money market deposit account rates would only increase by 36 basis points for each 100 basis point increase in market interest rates. These scenarios also assume no change in checking account interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The estimated change in net interest income from the flat rate scenario for a 100 basis point decline in the level of interest rates is a decrease of 2.50%, which assumes no decrease in interest-bearing checking rates, a 25 basis point decrease in savings rates and an average decrease in money market rates of 35 basis points.
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
The table below shows Benjamin Franklin’s interest sensitivity gap position as of September 30, 2005, indicating the amount of interest-earning assets and interest-bearing liabilities that are anticipated to mature or reprice in each of the future time periods shown. Generally, these assets and liabilities are shown in the table based on the earlier of the time remaining to repricing or contractual maturity. However, residential mortgage loans and mortgage-backed securities have been presented in a manner that also incorporates the estimated effects of prepayment assumptions. Interest-bearing checking, savings and money market deposit accounts are assumed to have annual rates of withdrawal (decay rates) of 9.2%, 38.3% and 59.5%, respectively.

	Up to	More than	More than	More than	More than	More than
	one	one year to	two years to	three years to	four years to	five
	year	two years	three years	four years	five years	years	Total
			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$243,867	$107,930	$89,224	$81,758	$37,875	$46,304	$606,958
Securities (2)	47,922	37,677	10,049	5,846	2,068	26,076	129,638
Short-term investments	13,546						13,546

Total interest-earning assets	305,335	145,607	99,273	87,604	39,943	72,380	750,142

Interest-bearing liabilities:
Savings deposits	39,623	24,448	15,084	9,307	5,742	9,251	103,455
Money market	59,050	23,915	9,686	3,923	1,589	1,081	99,243
NOW accounts	2,715	2,465	2,238	2,032	1,845	18,212	29,508
Certificates of deposits	171,877	56,444	10,350	4,258	1,926		244,855
Short-term borrowings	—						—
Long-term debt	38,000	24,000	33,000	—	33,926	9,000	137,926

Total interest-bearing liabilities	$311,265	$131,272	$70,358	$19,520	$45,028	$37,545	$614,987

Interest rate sensitivity gap	(5,930)	14,335	28,915	68,084	(5,085)	34,835	135,155

Interest rate sensitivity gap as a % of total assets	-0.69%	1.67%	3.38%	7.95%	-0.59%	4.07%
Cum. interest rate sensitivity gap	(5,930)	8,406	37,321	105,405	100,320	135,155

Cum. interest rate sensitivity gap as a % of total assets	-0.69%	0.98%	4.36%	12.31%	11.72%	15.79%

(1)	Excludes the allowance for loan losses, deferred fees and costs, and non-performing loans.

(2)	Securities are shown at amortized cost.
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
     (b) Changes in Internal Controls Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the first nine months of 2005 that have materially affected, or that are reasonably likely to materially affect, its internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable. The Use of Proceeds from the Company’s stock offering, which closed on April 4, 2005, was reported in the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

(c)	Repurchases of Our Equity Securities. The Company’s employee stock ownership plan, an affiliated purchaser, purchased the following shares of the Company’s common stock during the quarter:

	(a) Total		(c) Total Number of	(d) Maximum number (or
	Number of	(b) Average	Shares Purchased as Part	approximate dollar value) of
	Shares	Price Paid per	of Publicly Announced	shares that may yet be purchased
Period	Purchased	Share	Plans or Programs (1)	under the Plans or Programs (1)
July 1-31	0		0	178,194
August 1-31	77,500	$14.15	77,500	100,694
September 1-30	55,200	$13.96	55,200	45,494

(1)	In a press release issued on March 31, 2005 and in a Current Report on Form 8-K filed on April 1, 2005, the Company announced that its employee stock ownership plan (the “ESOP”) intended to purchase in the public offering after market up to 478,194 shares of the Company’s common stock, or 8% of the shares sold in the offering and issued to the Benjamin Franklin Bank Charitable Foundation. In the second quarter of 2005, the ESOP purchased 300,000 shares, resulting in a total of 432,700 shares purchased through September 30, 2005. There is no expiration date for these planned purchases. These purchases have been and will continue to be effected by the independent corporate trustee of the Company’s ESOP.
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

Exhibit No.	Description	Footnotes
2.1	Plan of Conversion of Benjamin Franklin Bancorp.	3

Exhibit No.	Description	Footnotes
2.2	Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2
3.1	Articles of Organization of Benjamin Franklin Bancorp, Inc.	2
3.2	Bylaws of Benjamin Franklin Bancorp, Inc.	2
4.1	Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5
10.1.1	Form of Employment Agreement with Thomas R. Venables. *	6
10.1.2	Form of Employment Agreement with Claire S. Bean. *	6
10.2	Form of Change in Control Agreement with five other Executive Officers, providing one year’s severance to Brian E. Ledwith, Michael J. Piemonte and Kathleen P. Sawyer, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. This form contains all material information concerning the agreement and the only differences are the name and contact information of the executive officer who is party to the agreement and the number of years of severance provided. *	2
10.3	Form of Benjamin Franklin Bank Benefit Restoration Plan. *	2
10.4.1	Benjamin Franklin Bank Salary Continuation Agreement with Thomas R. Venables dated as of August 22, 2002. *	2
10.5	Benjamin Franklin Bancorp Director Fee Continuation Plan. *	4
10.6	Benjamin Franklin Bancorp Employee Salary Continuation Plan. *	2
10.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004. *	2
10.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004. *	2
11	See Note 3 to the Financial Statements for a discussion of earnings per share.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

*	Relates to compensation.

1	Filed herewith.

2	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6	Incorporated by reference to the Registrant’s Annual Report on Forma 10-K, filed on March 29, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.

Date: November 14, 2005	By:	/s/ Thomas R. Venables

Thomas R. Venables
President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Claire S. Bean

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