Form 10-K
period 2005-12-31
Benjamin Franklin Bancorp, Inc.
filed 2006-03-28
CIK 1302176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005.

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
Common Stock, no par value

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑.
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑.
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☐          Accelerated filer     ☐          Non-accelerated filer     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑.
      As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $85,677,691 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
      Shares outstanding of the registrant’s common stock (no par value) at March 15, 2006: 8,488,898.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 11, 2006, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2005, are incorporated by reference into Part III of Form 10-K.

PART I

Item 1.	Business
General
      Benjamin Franklin Bancorp (the “Company”) was organized in 1996 as a mutual holding company in connection with Benjamin Franklin Bank’s reorganization into the mutual holding company form of organization. Benjamin Franklin Bancorp is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act. On April 4, 2005, the Company completed its mutual-to-stock conversion and related stock offering, and the acquisition of Chart Bank, a $260.7 million-asset bank with three offices in Middlesex County. Since the formation of Benjamin Franklin Bancorp, it has owned 100% of Benjamin Franklin Bank’s outstanding capital stock. At December 31, 2005, Benjamin Franklin Bancorp had total assets of $867.1 million and total deposits of $611.7 million.
      Benjamin Franklin Bank is a full-service, community-oriented financial institution offering products and services to individuals, families and businesses through nine offices located in Norfolk, Middlesex and Worcester counties in Massachusetts. Benjamin Franklin Bank was originally organized as a Massachusetts state-charted mutual savings bank in 1871. In 1996, it became a Massachusetts-chartered savings bank in stock form upon the formation of Benjamin Franklin Bancorp as its mutual holding company.
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
      The Company’s principal website is www.benfranklinbank.com. Annual, quarterly and current reports, and amendments to those reports, are available free of charge on www.benfranklinbank.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Reports of beneficial ownership of the Company’s common stock, and changes in that ownership, by directors and officers on Forms 3, 4 and 5 are also available free of charge on our website. The information on the website is not incorporated by reference in this annual report on Form 10-K or in any other report, schedule, notice or registration statement filed with or submitted to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov. You may also read and copy the materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Stock Conversion and Merger
      The Company completed its mutual-to-stock conversion and related stock offering with the issuance of 5,977,419 shares (including 400,000 shares contributed to the Benjamin Franklin Bank Charitable Foundation) on April 4, 2005. An additional 2,511,479 shares were issued in connection with the acquisition of Chart Bank, which was consummated immediately following the stock conversion. The cash portion of the consideration paid to Chart Bank shareholders and option holders totaled $21,534,960. The Company’s stock began trading on April 5, 2005, on the Nasdaq National Market, under the symbol “BFBC”.
      In connection with the stock conversion, the Company established the Benjamin Franklin Bank Charitable Foundation (the “Foundation”), funded with a contribution of 400,000 shares of newly-issued Benjamin Franklin Bancorp common stock. This contribution resulted in the recognition of expense in the second quarter of 2005 equal to the $10 offering price for each of the shares contributed, net of tax benefits. The effect of this transaction on the Company’s results for the second quarter was $2.6 million

($4.0 million expense, net of $1.4 million in tax benefits). The Foundation provides funding to support charitable causes and community development activities in the communities served by the Company.
Market Area and Competition
      The Company offers a variety of financial products and services designed to meet the needs of the communities it serves. Benjamin Franklin Bank’s primary deposit-gathering area is concentrated west and southwest of Boston in the communities in which its nine banking offices are located — specifically in the towns of Franklin, Foxboro, Bellingham, Milford, Medfield, Waltham and Newton — and in contiguous communities in Norfolk, Middlesex and Worcester Counties. The Company’s lending area is broader than its deposit-gathering area and includes all of Massachusetts and northern Rhode Island, although most of the Company’s loans are made to customers located in its primary deposit-gathering market area.
      The Company is headquartered in Franklin, Massachusetts, located 41 miles southwest of Boston. Five of the Benjamin Franklin Bank offices are located in Norfolk County, one office is located just across the county border in the town of Milford, in Worcester County, and three offices acquired in the Chart Bank acquisition are located in Middlesex County. The counties in which Benjamin Franklin Bank currently operates include a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but similar to many areas of the country, have now evolved into more service-oriented economies with employment in most large economic sectors including wholesale/retail trade, service, manufacturing, finance, real estate and government. A large portion of Norfolk and Middlesex County residents work in other nearby areas, including the City of Boston and the greater Boston area. There is also significant employment located along the I-495 and I-95 corridors, which run directly through Benjamin Franklin Bank’s market areas in Norfolk and Middlesex counties, respectively. Certain key economic statistics for the counties in which the Bank operates are:

	Per
	Capita	Median Household	Unemployment
	Income(1)	Income(2)	Rate(3)

Norfolk County	$48,238	$82,600	3.8%
Middlesex County	47,451	80,400	3.7%
Worcester County	33,479	58,400	4.6%
Massachusetts	39,504	74,400	4.4%
United States	31,472	58,000	4.7%

(1)	Bureau of Economic Analysis, as of June 2005.
(2)	Housing and Urban Development, as of March 2005.
(3)	FDIC website, as of December 2005.
      Economic growth in Massachusetts slowed in 2005 when compared to 2004, and current forecasts call for slow economic growth in 2006 and beyond.(1) Forecasted rates of growth in employment range from .7 - .9% over the next several years.(2) Real state gross product is estimated to grow at an annual rate of 2.8% through 2009.(3) The Massachusetts housing market, after experiencing a significant increase in values over the past six years, has slowed in the late 2005 and early 2006, as evidenced by recent large increases in unsold inventory of single family homes. A recent forecast by the New England Economic Partnership projects a slight decline in housing prices (less than 3 percent) in the second half of 2006 before a recovery in early 2007.
      The Company faces substantial competition in its efforts to originate loans and attract deposits and other fee-based business. Competition for the origination of real estate and other loans comes from other

      (1) Source: New England Economic Partnership (“NEEP”) and Massachusetts Taxpayers Foundation.
      (2) Source: NEEP and Massachusetts Taxpayers Foundation.
      (3) Source: NEEP.

thrift institutions, commercial banks, insurance companies, finance companies, other institutional lenders and mortgage companies. Savings banks, credit unions, savings and loan associations and commercial banks operating in the Company’s primary market area have historically provided most of its competition for deposits. Many of these financial institutions are significantly larger and have greater financial resources than Benjamin Franklin Bank.
Lending Activities
      General. Benjamin Franklin Bank’s gross loan portfolio aggregated $610.8 million at December 31, 2005, representing 70.3% of total assets at that date. In its lending activities, Benjamin Franklin Bank originates residential real estate loans secured by one-to-four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, home equity lines-of-credit, fixed rate home equity loans, and other personal consumer loans. While Benjamin Franklin Bank makes loans throughout Massachusetts and northern Rhode Island, most of its lending activities are concentrated in its market area. Loans originated totaled $214.1 million in 2005 and $207.6 million in 2004. Residential mortgage loans sold in the secondary market, on a servicing-retained basis, totaled $23.2 million and $31.2 million during those same periods, respectively.
      Loans originated by Benjamin Franklin Bank are subject to federal and state laws and regulations. Interest rates charged by Benjamin Franklin Bank on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors.

      The following table summarizes the composition of Benjamin Franklin Bank’s loan portfolio as of the dates indicated:

	At December 31,

	2005		2004		2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$286,204	46.95%	$241,090	62.56%	$172,123	59.22%	$165,007	62.58%	$172,959	66.99%
Commercial	209,009	34.29%	85,911	22.29%	68,652	23.62%	51,357	19.48%	45,532	17.64%
Construction	60,399	9.91%	28,651	7.43%	23,936	8.23%	21,082	8.00%	19,106	7.40%
Home equity	32,419	5.32%	23,199	6.02%	18,171	6.25%	16,507	6.26%	11,161	4.32%

	588,031	96.46%	378,851	98.30%	282,882	97.32%	253,953	96.32%	248,758	96.35%

Other loans:
Commercial	19,162	3.14%	4,375	1.14%	5,559	1.92%	6,552	2.48%	5,512	2.14%
Consumer	2,395	0.39%	2,170	0.56%	2,219	0.76%	3,157	1.20%	3,899	1.51%

	21,557	3.54%	6,545	1.70%	7,778	2.68%	9,709	3.68%	9,411	3.65%

Total loans	609,588	100.00%	385,396	100.00%	290,660	100.00%	263,662	100.00%	258,169	100.00%

Other items:
Deferred loan origination costs	1,214		1,149		725		583		574
Allowance for loan losses	(5,670)		(3,172)		(2,523)		(2,312)		(1,177)

Total loans, net	$605,132		$383,373		$288,862		$261,933		$257,566

      Residential Real Estate Loans. Benjamin Franklin Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $1.5 million. As of December 31, 2005, this portfolio totaled $286.2 million, or 46.9% of the total gross loan portfolio on that date, and had an average yield of 4.78%. Of the residential mortgage loans outstanding on that date, 66.9% were adjustable-rate loans with an average yield of 4.48% and 33.1% were fixed-rate mortgage loans with an average yield of 5.35%. Residential mortgage loans originations totaled $61.1 million and $116.9 million for 2005 and 2004, respectively.
      The Bank offers fixed rate 15 and 30 year monthly payment residential mortgage loans, as well as fixed-rate bi-weekly payment residential mortgage loans with maturities generally ranging between 10 and 30 years. The decision to originate loans for portfolio or for sale in the secondary market is made by the Bank’s Asset/ Liability Management Committee, and is based on the organization’s interest rate risk profile. Current practice is to sell almost all newly originated fixed-rate 15 and 30 year monthly payment loans to Freddie Mac or Fannie Mae. Benjamin Franklin Bank continues to service loans sold to Freddie Mac and Fannie Mae and earns a fee equal to 0.25% of the loan amounts outstanding for providing these services. Generally, Benjamin Franklin retains in its portfolio bi-weekly loans with terms of 15 years or less and sells those with terms greater than 15 years in the secondary market, with servicing rights retained. The total of loans serviced for others as of December 31, 2005 is $122.4 million.
      At December 31, 2005, 15 and 30 year fixed rate monthly payment loans held in portfolio totaled $22.2 million, or 7.8% of total residential real estate mortgage loans at that date, and bi-weekly residential mortgage loans held in portfolio totaled $72.8 million, or 25.4% of total residential mortgage loans on that date.
      The adjustable-rate mortgage (ARM) loans offered by Benjamin Franklin Bank make up the largest portion of the residential mortgage loans held in portfolio. At December 31, 2005, ARM loans totaled $191.2 million or 66.9% of total residential loans outstanding at that date. ARMs are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3 or 5 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury CMT (Constant Maturity Treasury) Index plus add-on margins of varying amounts, for periods of 1, 3 or 5 years. Interest rate adjustments on such loans are typically limited to no more than 2.0% during any adjustment period and 6.0% over the life of the loan. This feature of ARM loans that allows for periodic adjustments in the interest rate charged helps to reduce Benjamin Franklin Bank’s exposure to changes in interest rates. However, ARM loans may possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default, though this risk has not had a material adverse effect on Benjamin Franklin Bank to date.
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
      Commercial Real Estate Loans. Benjamin Franklin Bank originated $81.8 million and $26.2 million of commercial real estate loans in 2005 and 2004, respectively, and had $209.0 million of commercial real estate loans, with an average yield of 6.38%, in its portfolio as of December 31, 2005. Benjamin Franklin Bank has placed increasing emphasis on commercial real estate lending over the past several years, and as a result of such increased emphasis and the Chart Bank merger, such loans have grown from 15.6% of the total loan portfolio at December 31, 2000 to 34.3% as of December 31, 2005. Benjamin Franklin Bank intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.
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
      Construction Loans. Benjamin Franklin Bank originates land acquisition, development and construction loans to builders and developers, as well as loans to individuals to finance the construction of residential dwellings for personal use. Benjamin Franklin Bank originated $49.4 million and $43.7 million in construction loans during 2005 and 2004, respectively, and as of December 31, 2005 had $60.4 million in construction loans in its portfolio, representing 9.9% of such portfolio, with an average yield of 7.47%. The unadvanced portion of construction loans totaled $24.4 million at December 31, 2005.
      Acquisition loans help finance the purchase of land intended for further development, including single family houses and condominiums, multi-family houses and commercial income property. In some cases, Benjamin Franklin Bank makes an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 75.0% of the lower of the cost or appraised value of the property. Benjamin Franklin Bank also makes development loans to builders in its market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, waste treatment facilities and other costs. Builders typically rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements, not to exceed 80.0% of the appraised value, as completed. Advances are made in accordance with a schedule reflecting the cost of the improvements.
      Benjamin Franklin Bank also grants construction loans to area builders, often in conjunction with the development loans. In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. The maximum amount of the loan is generally limited to the lower of 80.0% of the appraised value of the property, as completed, or the property’s cost of construction. For construction loans on residential units being constructed without a pre-sale agreement, the loan amount is generally limited to 75.0% of the appraised value of the property, as completed. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. Benjamin Franklin Bank commits to provide the permanent mortgage financing on most of its construction loans on income-producing property.
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
      Home Equity Lines-of-Credit and Loans. Benjamin Franklin Bank offers home equity lines-of-credit and home equity term loans. Benjamin Franklin Bank originated $18.0 million and $15.9 million of home equity lines-of-credit and loans during 2005 and 2004, respectively, and at December 31, 2005 had $32.4 million of home equity lines-of-credit and loans outstanding, representing 5.3% of the loan portfolio, with an average yield of 6.85% at that date.
      Home equity lines-of-credit and loans are secured by second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances do not exceed 80.0% of the value of the property serving as collateral. The lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on Benjamin Franklin Bank’s prime rate of interest. The undrawn portion of home equity lines-of-credit totaled $39.9 million at December 31, 2005.
      Commercial Business Loans. Benjamin Franklin Bank originates secured and unsecured commercial business loans, including commercial lines of credit, to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. Benjamin Franklin Bank originated $11.7 million and $3.3 million in commercial business loans during 2005 and 2004, respectively, and as of December 31, 2005 had $19.2 million in commercial business loans in its portfolio, representing 3.1% of such portfolio, with an average yield of 7.86%. Benjamin Franklin Bank intends to continue growing this segment of its lending business in the future.
      Benjamin Franklin Bank’s commercial business loans are generally collateralized by equipment, accounts receivable and inventory, and are typically supported by personal guarantees. Benjamin Franklin Bank offers both term and revolving commercial loans. The former have either fixed or adjustable-rates of interest and generally fully amortize over a term of between three and seven years. Revolving loans are written for a one year term, renewable annually, with floating interest rates that are indexed to Benjamin Franklin Bank’s prime rate of interest.
      When making commercial business loans, Benjamin Franklin Bank considers the financial statements of the borrower, the borrower’s payment history with respect to both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the borrower operates, the strength of personal guarantees, the value of any other guarantees (such as those provided by the SBA) and the value of the collateral. Benjamin Franklin Bank’s commercial business loans are not concentrated in any one industry.

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
      Consumer and Other Loans. Benjamin Franklin Bank offers a variety of consumer and other loans, including auto loans and loans secured by passbook savings or certificate accounts. Benjamin Franklin Bank originated $2.0 million and $1.7 million of consumer and other loans during 2005 and 2004, respectively, and at December 31, 2005 had $2.4 million of consumer and other loans outstanding, representing 0.4% of the loan portfolio at that date, with an average yield of 8.04%.
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
      Benjamin Franklin Bank issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2005, Benjamin Franklin Bank had loan commitments and unadvanced loans and lines-of-credit totaling $118.2 million. For information about Benjamin Franklin Bank’s loan commitments outstanding as of December 31, 2005, see Item 7A — “Quantitative and Qualitative Disclosures About Market Risk — Liquidity Risk Management.”
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

      The following table sets forth certain information concerning Benjamin Franklin Bank’s portfolio loan originations, inclusive of loan purchases:

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Loans at beginning of year	$385,396	$290,660	$263,662	$258,169	$284,637

Originations:
Mortgage loans on real estate:
Residential	61,132	116,866	183,263	151,241	94,461
Commercial	81,759	26,167	27,105	23,383	9,371
Construction	49,376	43,661	16,176	22,524	32,301
Home equity	17,990	15,947	17,115	14,509	9,104

	210,257	202,642	243,659	211,657	145,237
Other loans:
Commercial	11,682	3,338	1,584	1,310	1,933
Consumer	1,993	1,659	1,625	1,953	3,502

	13,675	4,996	3,209	3,263	5,435

Total loans originated	223,932	207,638	246,869	214,920	150,672
Loans acquired through acquisition of Chart Bank	185,847	—	—	—	—
Purchases of mortgage loans	—	34,207	26,546	1,298	853

Deduct:
Principal loan repayments and prepayments	162,348	115,907	149,623	140,554	114,717
Loan sales	23,160	31,185	96,256	69,752	63,244
Charge-offs	79	17	537	419	32
Total deductions	185,587	147,109	246,416	210,725	177,993

Net increase (decrease) in loans	224,192	94,736	26,998	5,493	(26,468)

Loans at end of year	$609,588	$385,396	$290,660	$263,662	$258,169

      Residential mortgage loans are underwritten by the Bank’s staff of residential loan underwriters. Conforming loans sold to Freddie Mac or Fannie Mae require the approval of the Senior Underwriter. Residential mortgage loans of less than $1,000,000 to be held in portfolio require the approval of the Senior Residential Loan Officer. Residential mortgage loans of $1,000,000 or more but less than $1.5 million require the approval of the management Credit Committee. Residential mortgage loans $1.5 million or greater require the approval of the Executive Committee of the Board of Directors (the “Board”).
      Commercial real estate and commercial business loans are underwritten by commercial credit analysts. For commercial real estate loans, loan officers may approve loans up to $100,000, while loans up to $500,000 may be approved by the Senior Loan Officer. Commercial real estate loans of up to $1,500,000 may be approved by the management Credit Committee. For commercial business loans, individual loan officer authority is limited to $65,000 ($25,000 for unsecured loans). The Senior Loan Officer may approve commercial loans of up to $350,000 ($50,000 if unsecured), while the management Credit Committee may approve loans of up to $500,000 ($100,000 if unsecured). Loans over these limits require the approval of the Executive Committee of the Board.

      Consumer loans are underwritten by consumer loan underwriters. Loan officers and Branch Managers have approval authorities ranging from $25,000 to $35,000 ($3,500 to $10,000 if unsecured) for these loans. The Senior Residential Loan Officer may approve consumer loans of up to $300,000 ($25,000 if unsecured) while the management Credit Committee may approve loans of up to $750,000 ($50,000 if unsecured). All consumer loans in excess of these limits require the approval of the Executive Committee of the Board.
      Pursuant to its loan policy, Benjamin Franklin Bank generally will not make loans aggregating more than $10.0 million to one borrower (or related entity). Exceptions to this limit require the approval of the Executive Committee of the Board prior to loan origination. As of December 31, 2005, Benjamin Franklin Bank had no borrower relationships in excess of this policy guideline. Benjamin Franklin Bank’s internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s surplus and capital stock accounts, or $18.3 million for Benjamin Franklin Bank as of December 31, 2005.
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
      Loan Maturity. The following table summarizes the scheduled repayments of Benjamin Franklin Bank’s loan portfolio at December 31, 2005. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less:

	Residential Mortgage		Commercial Mortgage		Construction

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

			(Dollars in thousands)
Due less than one year	$10,882	5.25%	$17,519	7.02%	$46,613	7.43%
Due after one year to five years	49,108	4.95%	55,636	6.55%	9,996	7.88%
Due after five years	226,214	4.72%	135,854	6.23%	3,790	6.88%

Total	$286,204	4.78%	$209,009	6.38%	$60,399	7.47%

	Commercial		Consumer		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

			(Dollars in thousands)
Due less than one year	$12,600	8.08%	$10,245	7.27%	$97,859	7.18%
Due after one year to five years	4,568	7.25%	2,420	6.42%	121,728	6.04%
Due after five years	1,994	7.82%	22,149	6.80%	390,001	5.40%

Total	$19,162	7.86%	$34,814	6.91%	$609,588	5.81%

      The following table sets forth, at December 31, 2005, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after December 31, 2006 and whether such loans have fixed interest rates or adjustable interest rates.

	Fixed	Adjustable	Total

	(Dollars in thousands)
Residential mortgage	$88,164	$187,158	$275,322
Commercial mortgage	22,894	168,597	191,491
Construction	965	12,821	13,786
Commercial	3,217	3,344	6,561
Home equity, consumer and other	5,171	19,398	24,569

Total Loans	$120,412	$391,318	$511,729

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

      The following table sets forth delinquencies, including loans that are both delinquent and on non-accrual status, in Benjamin Franklin Bank’s loan portfolio as of the dates indicated:

	Loans Delinquent for

	60-89 Days		90 Days and Over		Total

	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
At December 31, 2005
Residential mortgage	2	$157	—	$—	2	$157
Commercial mortgage	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1	11	1	40	2	51
Consumer	10	169	4	27	14	196

Total	13	$337	5	$67	18	$404

At December 31, 2004
Residential mortgage	2	$163	—	$—	2	$163
Commercial mortgage	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1	32	—	—	1	32
Consumer	2	1	4	3	6	4

Total	5	$196	4	$3	9	$199

At December 31, 2003
Residential mortgage	5	$538	—	$—	5	$538
Commercial mortgage	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1	160	—	—	1	160
Consumer	12	12	8	5	20	17

Total	18	$710	8	$5	26	$715

      Other Real Estate Owned. Benjamin Franklin Bank classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its financial statements. When property is placed into OREO, it is recorded at the lower of the carrying value or the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2005, Benjamin Franklin Bank had no property classified as OREO.
      Classification of Assets and Loan Review. Benjamin Franklin Bank uses an internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio, both at the time of loan origination and on an ongoing basis. At the time a loan is approved, all commercial real estate, construction and commercial business loans are assigned a risk rating based on all of the factors considered in originating the loan. The initial risk rating is recommended by the credit analyst charged with underwriting the loan, and subsequently approved by the relevant loan approval authority. With the exception of commercial borrowing relationships of less than $100,000, current financial information is sought for all commercial real estate, construction and commercial borrowing relationships, and is evaluated on at least an annual basis to determine whether the risk rating classification is appropriate.
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
      At December 31, 2005, loans classified Substandard totaled $332,000, consisting entirely of commercial business loans. Special Mention loans totaled $4.4 million, consisting of $4.3 million in commercial real estate loans and $0.1 million in residential mortgage loans. No loans were classified as Doubtful or Loss at December 31, 2005.

      Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets at the dates indicated. At each date presented, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$184	$—	$—	$—	$—
Commercial mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	256	334	458	—	157
Consumer and other	25	—	—	—	—

Total non-performing loans	$465	$334	$458	$—	$157

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	$—	$—	$—	$—	$—
Commercial mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	2	3	5	2	—

Total loans 90 days and still accruing	$2	$3	$5	$2	$—

Total non-performing assets	$467	$337	$463	$2	$157

Ratios:
Non-performing loans to total loans	0.08%	0.09%	0.16%	0.00%	0.06%
Non-performing assets to total assets	0.05%	0.07%	0.10%	0.00%	0.04%
      Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by the management Credit Committee clearly indicates that the loan is well-secured and in the process of collection. Restructured loans represent performing loans for which concessions were granted due to a borrower’s financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms.
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
      A loan is considered impaired when, based on current information and events, it is probable that Benjamin Franklin Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Benjamin Franklin Bank does not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2005, impaired loans totaled $264,000 and in the aggregate carried a valuation allowance within the allowance for loan losses of $140,000.
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

      The following table sets forth activity in Benjamin Franklin Bank’s allowance for loan losses for the periods indicated:

	At or For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of year	$3,172	$2,523	$2,312	$1,177	$1,068

Allowance added from acquisition of Chart Bank	1,812	—	—	—	—
Charge-offs:
Mortgage loans on real estate	—	—	—	—	—

	—	—	—	—	—
Other loans:
Commercial	(68)	—	(43)	(389)	(10)
Consumer	(11)	(17)	(494)	(30)	(22)

Total other loans	(79)	(17)	(537)	(419)	(32)

Total charge-offs	(79)	(17)	(537)	(419)	(32)

Recoveries:
Mortgage loans on real estate	—	—	—	—	20

	—	—	—	—	20
Other loans:
Commercial	71	35	100	132	55
Consumer	8	11	23	10	15

Total other loans	79	46	123	142	70

Total recoveries	79	46	123	142	90
Net (charge-offs)/ recoveries	—	29	(414)	(277)	58
Provision for loan losses	686	620	625	1,412	51

Balance at end of year	$5,670	$3,172	$2,523	$2,312	$1,177

Ratios:
Net (charge-offs)/recoveries to average loans outstanding	0.00%	0.01%	(0.15)%	(0.11)%	0.02%
Allowance for loan losses to non- performing loans at end of year	1214.13%	940.56%	544.82%	115600.00%	749.45%
Allowance for loan losses to total loans at end of year(1)	0.93%	0.82%	0.87%	0.88%	0.46%

(1)	The increase in the allowance for loan losses as a percentage of the loan portfolio as of December 31, 2005 compared to December 31, 2004 was primarily due to an increase in the proportion of commercial loans in the portfolio.

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

	At December 31,

	2005			2004			2003

			Percent			Percent			Percent
			of Loans			of Loans			of Loans
		Loan	in Each		Loan	in Each		Loan	in Each
	Allowance	Balances	Category	Allowance	Balances	Category	Allowance	Balances	Category
	for Loan	by	to Total	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans

	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$727	$286,204	46.95%	$612	$241,090	62.56%	$485	$172,123	59.22%
Commercial	2,652	209,009	34.29%	1,295	85,911	22.29%	1,136	68,652	23.62%
Construction	947	60,399	9.91%	505	28,651	7.43%	338	23,936	8.24%
Home equity	270	32,419	5.32%	193	23,199	6.02%	108	18,171	6.25%

	4,596	588,031	96.46%	2,605	378,851	98.30%	2,067	282,882	97.32%

Other loans:
Commercial	714	19,162	3.14%	325	4,375	1.14%	421	5,559	1.91%
Consumer	50	2,395	0.39%	27	2,170	0.56%	27	2,219	0.76%
Unallocated(1)	310	0	0.00%	215	0	0.00%	8	0	0.00%

	1,074	21,557	3.54%	567	6,545	1.70%	456	7,778	2.68%

Total	$5,670	$609,588	100.00%	$3,172	$385,396	100.00%	$2,523	$290,660	100.00%

	At December 31,

	2002			2001

			Percent			Percent
			of Loans			of Loans
		Loan	in Each		Loan	in Each
	Allowance	Balances	Category	Allowance	Balances	Category
	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans

	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$552	$165,007	62.58%	$433	$172,959	66.99%
Commercial	549	51,357	19.48%	236	45,532	17.64%
Construction	422	21,082	8.00%	143	19,106	7.40%
Home equity	82	16,507	6.50%	28	11,161	4.32%

	1,605	253,953	96.32%	840	248,758	96.35%

Other loans:
Commercial	181	6,552	2.48%	90	5,512	2.14%
Consumer	276	3,157	1.20%	30	3,899	1.51%
Unallocated	250	0	0.00%	217	0	0.00%

	707	9,709	3.68%	337	9,411	3.65%

Total	$2,312	$263,662	100.00%	$1,177	$258,169	100.00%

(1)	The unallocated portion of the allowance for loan losses is intended to capture the exposure, if any, that may exist as a result of a number qualitative factors that are difficult to quantify with precision. The Company increased the unallocated portion of the allowance in 2004 and 2005, compared to 2003, based on management’s analysis of general business and economic conditions, the seasoning of the loan portfolio, the level of real estate values in Massachusetts, changes in the composition of the loan officer and support staff, and the allowance as a percentage of total loans.
Investment Activities
      General. Benjamin Franklin Bank’s investment policy is established by its Board of Directors. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board, implement this policy based on the established guidelines within the written policy. The primary objective of the investment portfolio is to achieve a competitive rate of return without incurring undue interest rate and credit risk, to complement Benjamin Franklin Bank’s lending activities, to provide and maintain liquidity, and to assist in managing the interest rate sensitivity of its balance sheet. Individual investment decisions are made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with Benjamin Franklin Bank’s asset/liability management objectives.
      SFAS No. 115 requires Benjamin Franklin Bank to designate its securities as held to maturity, available for sale or trading, depending on Benjamin Franklin Bank’s intent with regard to its investments at the time of purchase. At December 31, 2005, $125.0 million or 92.4% of the portfolio was classified as available for sale, and $0.1 million or 0.1% of the portfolio was classified as held to maturity. The remainder of the portfolio at December 31, 2005 consisted of restricted equity securities totaling $10.0 million, representing 7.5% of the portfolio at that date. At December 31, 2005, the net unrealized loss on securities classified as available for sale was $2.6 million. Benjamin Franklin Bank does not currently maintain a trading portfolio of securities.
      Government-sponsored Enterprise Obligations. At December 31, 2005, Benjamin Franklin Bank’s Government-sponsored enterprise securities portfolio (described in previous reports as U.S. Agency securities) totaled $86.1 million, or 63.8% of the total portfolio on that date.
      Corporate and Municipal Obligations. At December 31, 2005, Benjamin Franklin Bank’s portfolio of corporate and municipal obligations totaled $4.7 million, or 3.5% of the portfolio at that date. Benjamin Franklin Bank’s policy requires that investments in corporate and municipal obligations be restricted only to those obligations that are readily marketable and rated ‘A’ or better by a nationally recognized rating agency at the time of purchase. At December 31, 2005, all investments in corporate and municipal obligations were rated ‘A’ or better.
      Mortgage-Backed Securities. At December 31, 2005, Benjamin Franklin Bank’s portfolio of mortgage-backed securities totaled $34.1 million, or 25.2% of the portfolio on that date, and consisted of pass-through securities ($2.7 million) and collateralized mortgage obligations (“CMOs”) ($31.4 million) directly insured or guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (Ginnie Mae). In its purchase of collateralized mortgage obligations, Benjamin Franklin Bank has targeted instruments in the three to five year weighted average life tranches, with expected average life extensions up to a maximum of seven years in a rising rate environment. The objective of this strategy has been to limit the potential interest rate risk due to extension of this portfolio in a rising rate environment. The Company’s portfolio of CMOs was purchased in 2003, at a time when short-term interest rates were approximately 250-300 basis points lower than current levels. Of the remaining CMO portfolio, $19.2 million are subject to significant duration extension risk if market interest rates rise by more than 300 basis points. Management considers this risk to be acceptable given the size of this portfolio relative to the total earning assets of the Company.
      Restricted Equity Securities. At December 31, 2005, Benjamin Franklin Bank’s portfolio of restricted equity securities totaled $10.0 million or 7.4% of the portfolio at that date. These securities consisted primarily of stock in the Federal Home Loan Bank of Boston ($7.5 million) which must be held as a condition of membership in the Federal Home Loan Bank System and as a condition to Benjamin Franklin Bank’s borrowing under the Federal Home Loan Bank of Boston advance program. The remainder ($2.5 million) consisted of certain other equity investments in Savings Bank Life Insurance (“SBLI”), the Community Investment Fund and the Depositors Insurance Fund (“DIF”).
      The following table sets forth certain information regarding the amortized cost and market values of Benjamin Franklin Bank’s securities at the dates indicated:

	At December 31,

	2005		2004		2003

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Securities available for sale:
Government-sponsored enterprise obligations	$86,141	$85,494	$33,607	$33,306	$30,272	$30,347
State agency and municipal obligations	2,211	2,191	—	—	—	—

	88,352	87,685	33,607	33,306	30,272	30,347
Corporate bonds and other obligations	2,508	2,500	5,056	5,014	—	—

	90,860	90,185	38,663	38,320	30,272	30,347
Mortgage-backed securities	34,107	32,194	49,246	47,750	74,502	72,299

Total debt securities	124,967	122,379	87,909	86,070	104,774	102,646

Total available for sale securities	$124,967	$122,379	$87,909	$86,070	$104,774	$102,646

Securities held to maturity:
Mortgage-backed securities	$109	$109	$217	$221	$386	$398

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$7,496	$7,496	$4,459	$4,459	$3,707	$3,707
Access Capital Strategies Community Investment Fund	2,000	2,000	2,000	2,000	3,000	3,000
SBLI & DIF stock	516	516	516	516	515	515

Total restricted equity securities	$10,012	$10,012	$6,975	$6,975	$7,222	$7,222

      The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of Benjamin Franklin Bank’s debt securities portfolio at December 31, 2005. In the case of mortgage-backed securities, the table shows the securities by their contractual maturities, however there are scheduled principal payments for these securities and there will also be unscheduled prepayments prior to their contractual maturity:

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years

		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Securities available for sale:
Government-sponsored enterprise obligations	$37,392	3.29%	$48,749	4.16%	$—	0.00%
State agency and municipal obligations	503	2.64%	1,708	2.86%	—	0.00%
Corporate bonds and other obligations	2,508	2.43%	—	0.00%	—	0.00%
Mortgage-backed securities	—	0.00%	—	0.00%	3,507	3.75%

Total debt securities	40,403	3.23%	50,457	4.11%	3,507	3.75%

Securities held to maturity:
Mortgage-backed securities	37	6.50%	35	5.50%	—

Total securities	$40,440	3.23%	$50,492	4.11%	$3,507	3.75%

	More than Ten Years		Total Securities

		Weighted			Weighted
	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency securities	$—	0.00%	$86,141	$85,494	3.78%
State agency and municipal obligations	—	0.00%	2,211	2,191	2.81%
Corporate bonds and other obligations	—	0.00%	2,508	2,500	2.43%
Mortgage-backed securities	30,601	4.10%	34,107	32,194	4.06%

Total debt securities	30,601	4.10%	124,967	122,379	3.81%

Securities held to maturity:
Mortgage-backed securities	37	6.00%	109	109	6.02%

Total securities	$30,638	4.10%	$125,076	$122,488	3.81%

Sources of Funds
      General. Deposits are the primary source of Benjamin Franklin Bank’s funds for lending and other investment purposes. In addition to deposits, Benjamin Franklin Bank obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of securities, advances from the Federal Home Loan Bank of Boston, and cash flows generated by operations.
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
      The maturities of Benjamin Franklin Bank’s certificate of deposit accounts range from seven days to five years. In addition, Benjamin Franklin Bank offers a variety of commercial business products to small businesses operating within its primary market area. Currently, Benjamin Franklin Bank does not generally negotiate interest rates to attract jumbo certificates of deposit, but accepts deposits of $100,000 or more from customers within its market area based on posted rates. Benjamin Franklin Bank does not use brokers to obtain deposits.
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
      The following tables set forth certain information relative to the composition of Benjamin Franklin Bank’s average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended December 31,

	2005			2004

			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Deposit type:
Demand deposits	$114,483	20.19%	0.00%	$87,969	22.12%	0.00%
NOW deposits	31,742	5.60%	0.20%	23,657	5.95%	0.15%
Money market deposits	95,638	16.86%	1.62%	53,246	13.39%	1.00%
Regular savings	102,781	18.12%	0.50%	98,753	24.83%	0.50%

Total transaction and savings accounts	344,644	60.77%	0.62%	263,625	66.29%	0.40%
Certificates of deposit	222,500	39.23%	2.86%	134,034	33.71%	2.47%

Total deposits	$567,144	100.00%	1.50%	$397,659	100.00%	1.10%

	Year Ended December 31, 2003

			Weighted
	Average		Average
	Balance	Percent	Rate

	(Dollars in thousands)
Deposit type:
Demand deposits	$57,253	14.81%	0.00%
NOW deposits	60,751	15.71%	0.15%
Money market deposits	48,256	12.48%	0.81%
Regular savings	93,501	24.18%	0.50%

Total transaction and savings accounts	259,761	67.19%	0.37%
Certificates of deposit	126,856	32.81%	2.79%

Total deposits	$386,617	100.00%	1.16%

      The following table sets forth the time deposits of Benjamin Franklin Bank classified by interest rate as of the dates indicated:

	At December 31,

	2005	2004	2003

	(Dollars in thousands)
Interest Rate
Less than 2%	$267	$36,982	$55,034
2.00%-2.99%	49,698	75,524	37,753
3.00%-3.99%	150,838	12,241	7,776
4.00%-4.99%	62,001	10,332	13,960
5.00%-5.99%	19	1,406	4,034
6.00%-6.99%	0	736	5,226

Total	$262,823	$137,221	$123,783

      The following table sets forth the amount and maturities of time deposits at December 31, 2005:

	Year Ending December 31,				After December 31,

	2006	2007	2008	2009	2009	Total

	(Dollars in thousands)
Interest Rate
Less than 2%	$267	$—	$—	$—	$—	$267
2.00%-2.99%	44,105	5,416	177	—	—	49,698
3.00%-3.99%	113,193	27,990	6,670	2,535	450	150,838
4.00%-4.99%	46,875	9,727	1,086	2,824	1,489	62,001
5.00%-5.99%	19	—	—	—	—	19

Total	$204,459	$43,133	$7,933	$5,359	$1,939	$262,823

      As of December 31, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $104.9 million. The following table sets forth the maturity of those certificates as of December 31, 2005:

At December 31, 2005

(Dollars in thousands)
Three months or less	$24,273
Over three months through six months	27,300
Over six months through one year	31,917
Over one year to three years	18,580
Over three years	2,820

$104,890

      Borrowings. Benjamin Franklin Bank utilizes advances from the Federal Home Loan Bank of Boston, primarily in connection with the funding of growth in its assets. Federal Home Loan Bank of Boston advances are secured primarily by certain of Benjamin Franklin Bank’s mortgage loans, certain securities and by Benjamin Franklin Bank’s holding of Federal Home Loan Bank of Boston stock. As of December 31, 2005, Benjamin Franklin Bank had outstanding $128.9 million in Federal Home Loan Bank of Boston advances, and had the ability to borrow an additional $73.3 million based on available collateral.

      The following table sets forth certain information concerning balances and interest rates on Benjamin Franklin Bank’s Federal Home Loan Bank of Boston advances at the dates and for the periods indicated:

	At or For the Years Ended
	December 31,

	2005	2004	2003

	(Dollars in thousands)
Balance at end of year	$128,936	$76,250	$36,000
Average balance during year	101,181	51,497	36,000
Maximum outstanding at any month end	128,936	76,250	36,000
Weighted average interest rate at end of year	4.00%	3.87%	4.47%
Weighted average interest rate during year	3.94%	3.95%	4.47%
      Of the $128.9 million in advances outstanding at December 31, 2005, $36.0 million, bearing a weighted-average interest rate of 4.47%, are callable by the FHLBB at its option and in its sole discretion. Based on the current and predicted level of market interest rates, management considers it likely that these advances will be called by the FHLBB in the next 12 months. Further, one advance in the amount of $10.0 million maturing in June 2010 will become immediately payable if 3-month LIBOR rises above 6.0% (at December 31, 2005, 3-month LIBOR was 4.47%). In the event the FHLBB calls these advances, the Bank will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.
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
Employees
      As of December 31, 2005, Benjamin Franklin Bank had 140 full-time and 25 part-time employees. Employees are not represented by a collective bargaining unit and Benjamin Franklin Bank considers its relationship with its employees to be good.
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
      Benjamin Franklin Securities Corp., a Massachusetts corporation, is a wholly-owned subsidiary of Benjamin Franklin Bank. Benjamin Franklin Securities Corp. (“BFSC”) engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on

BFSC’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at Benjamin Franklin Bank. At December 31, 2005, BFSC had total assets of $99.9 million, consisting primarily of cash and securities.
      Creative Strategic Solutions, Inc. (“CSSI”), a Massachusetts corporation, is a wholly-owned subsidiary of Benjamin Franklin Bank. Through CSSI, Benjamin Franklin Bank supplies cash to automatic teller machines, or ATMs, owned by independent service organizations (“ISOs”). CSSI also provides related cash management services to a nationwide customer base of ISOs. At December 31, 2005, Benjamin Franklin Bank cash managed and supplied to ISOs by CSSI totaled $37.2 million.
Regulation and Supervision

General.
      Benjamin Franklin Bank is a Massachusetts-chartered stock savings bank and a wholly owned subsidiary of Benjamin Franklin Bancorp. Benjamin Franklin Bank’s deposits are insured up to applicable limits by the FDIC through the Bank Insurance Fund and by the DIF of the Depositors Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. Benjamin Franklin Bank is subject to extensive regulation by the Massachusetts Division of Banks, as its chartering agency, and by the FDIC, as its deposit insurer and primary federal regulator. Benjamin Franklin Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Division of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banks. Benjamin Franklin Bank is a member of the Federal Home Loan Bank and is subject to certain limited regulation by the Federal Reserve Board.
      Benjamin Franklin Bancorp, as a bank holding company, is subject to regulation by the Federal Reserve Board and is required to file reports with the Federal Reserve Board.

Massachusetts Bank Regulation.
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
      Lending Activities. Massachusetts banking laws grant banks broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a stock bank may not exceed 20.0% of the total of the bank’s capital, which includes capital stock, surplus and undivided profits.

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
      Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may under certain circumstances suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to Benjamin Franklin Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorneys’ fees in the case of certain violations of those statutes.
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

Federal Regulations.
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
      As a bank holding company, Benjamin Franklin Bancorp is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. Benjamin Franklin Bancorp’s stockholders’ equity exceeds these requirements as of December 31, 2005.
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
      The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2005 and 2004, Benjamin Franklin Bank was a “well capitalized” institution.
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
      Insurance of Deposit Accounts. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. Bank Insurance Fund members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. For 2005 and 2004, Benjamin Franklin Bank’s total FDIC assessment was $64,329 and $58,298, respectively. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of Benjamin Franklin Bank.
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

Federal Reserve System.
      The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts between $7.8 million and $48.3 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and for amounts greater than $48.3 million, 10.0% (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%), against that portion of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Benjamin Franklin Bank is in compliance with these requirements.

Federal Home Loan Bank System.
      Benjamin Franklin Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Benjamin Franklin Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2005 of $7.5 million. At December 31, 2005, Benjamin Franklin Bank had $129.0 million in Federal Home Loan Bank advances.
      The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. For 2005 and 2004, cash dividends from the Federal Home Loan Bank to Benjamin Franklin Bank amounted to approximately $274,074 and $110,090, respectively. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank stock held by Benjamin Franklin Bank.

Holding Company Regulation.
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

Miscellaneous Regulation.
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

      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), a federal law that has imposed significant additional requirements and restrictions on publicly-held companies, is intended to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.
      The provisions of Sarbanes-Oxley include requirements governing the independence, composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, among other things, requires that the chief executive and chief financial officer certify as to the accuracy of periodic reports filed by the Company with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. For accelerated filers and large accelerated filers, Section 404 of Sarbanes-Oxley also requires the inclusion of an internal control report and assessment by management in the annual report to stockholders, and requires a company’s independent registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. The Company expects that, as a result of becoming an accelerated filer in 2006, it will be required to comply with the requirements of Section 404 of Sarbanes-Oxley for the year ended December 31, 2006.
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
      These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	significantly increased competition among depository and other financial institutions;

•	inflation, changes in the interest rate environment (including changes in the shape of the yield curve) that reduce our margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans; and

•	the risk factors described above.
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We discuss these and other uncertainties in “Risk Factors.” We disclaim any intent or obligation to update forward-looking statements whether in response to new information, future events or otherwise.

Item 1.A.	Risk Factors That May Affect Future Results
      The following risk factors are relevant to our future results and financial success, and you should read them with care:

Our Commercial Real Estate, Construction And Commercial Business Loans May Expose Us To Increased Credit Risks, And This Risk Will Increase If We Succeed In Increasing These Types Of Loans.
      Residential real estate loans represent a smaller proportion of our loan portfolio than the average for savings institutions in New England. As of December 31, 2005, commercial real estate, construction and commercial business loans represented 47.3% of our loan portfolio. This proportion has increased significantly since December 31, 2004, when that percentage stood at 30.9%. The increase is the result of the acquisition of Chart Bank, which had a higher proportion of commercial loans in its portfolio than did Benjamin Franklin, and of internally-generated growth in commercial credits in 2005. We intend to grow commercial real estate and commercial business loans further as a proportion of our portfolio over the next several years. Construction loans, while they are not likely to increase as a percentage of total loans, are expected to increase in absolute terms in line with the overall growth in the bank’s loan portfolio. In general, construction loans, commercial real estate loans and commercial business loans generate higher returns, but also pose greater credit risks, than do owner-occupied residential mortgage loans. As our various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.
      The repayment of construction and commercial real estate loans depends on the business and financial condition of borrowers and, in the case of construction loans, on the economic viability of projects financed. A number of our borrowers have more than one construction or commercial real estate loan outstanding with us. Further, these loans are concentrated primarily in Eastern Massachusetts. Economic events and changes in government regulations, which we and our borrowers cannot control, could have an adverse impact on the cash flows generated by properties securing our construction and commercial real estate loans and on the values of the properties securing those loans. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions. We held $269.4 million in construction and commercial real estate loans in our loan portfolio as of December 31, 2005 representing 44.3% of total loans on that date.
      We make both secured and some short-term unsecured commercial business loans, holding $19.2 million of these loans in our loan portfolio as of December 31, 2005, representing 3.1% of total loans on that date. Repayment of both secured and unsecured commercial business loans depends substantially on borrowers’ underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial business loans are generally collateralized by equipment, leases, inventory and accounts receivable. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Our Continuing Concentration Of Loans In Our Primary Market Area May Increase Our Risk.
      Our success depends primarily on the general economic conditions in the counties in which we conduct business, and in the Boston metropolitan area in general. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Norfolk, Middlesex and Worcester Counties, Massachusetts. The local economic conditions in our market area have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would affect these local economic conditions and could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Our Return On Equity May Initially Be Low Compared To Other Financial Institutions. A Low Return Could Lower The Trading Price Of Our Common Stock.
      Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity may be reduced due to the expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and planned stock-based incentive plan. The increase in our core deposit intangible asset created by the Chart Bank acquisition will continue to have a negative impact on our return on equity, and if our periodic evaluation of the goodwill created by the Chart Bank acquisition results in a determination of impairment, we would be required to reduce its carrying value through a charge to earnings. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below the industry average for public thrifts, which may negatively affect the value of our common stock.

We May Have Difficulty Meeting Our Branch Expansion Goals, And Our Branch Expansion Strategy May Not Be Accretive To Earnings.
      Our growth plans include the opening of new branch offices in communities located between our Norfolk County and Middlesex County branches, as well as in other communities contiguous to those currently served by Benjamin Franklin Bank. Our ability to establish new branches will depend upon whether we can identify suitable sites and negotiate acceptable lease or purchase and sale terms, and we may not be able to do so, or it may take longer than we expect. Moreover, once we establish a new branch, numerous factors will contribute to its performance, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to gather significant loans and deposits to generate enough income to offset its expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. There can be no assurance that our branch expansion strategy will be accretive to our earnings, or that it will be accretive to earnings within a reasonable period of time.

Strong Competition Within Our Market Area May Limit Our Growth And Profitability.
      We face significant competition both in attracting deposits and in the origination of loans. Savings banks, credit unions, savings and loan associations and commercial banks operating in our primary market area have historically provided most of our competition for deposits. In addition, and particularly in times of high interest rates, we face additional and significant competition for funds from money-market mutual funds and issuers of corporate and government securities. Competition for the origination of real estate and other loans comes from other thrift institutions, commercial banks, insurance companies, finance companies, other institutional lenders and mortgage companies. Many of our competitors have substantially greater financial and other resources than ours. Moreover, we may face increased competition in the origination of loans if competing thrift institutions convert to stock form, because such converting thrifts would likely seek to invest their new capital into loans. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks. As a result, credit unions may enjoy a competitive advantage over us. This advantage places significant competitive pressure on the prices of our loans and deposits.

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
      Changes in interest rates also affect the value of our interest-earning assets, including, in particular, the value of our investment securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2005, our securities portfolio totaled $132.5 million, including $122.4 million of securities available for sale. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity, net of related taxes. Decreases in the fair value of securities available for sale therefore would have an adverse affect on our stockholders’ equity. We are also subject to reinvestment risk relating to interest rate movements. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are not able to reinvest funds from such prepayments at rates that are comparable to the rates on the prepaid loans or securities. On the other hand, increases in interest rates on adjustable-rate mortgage loans result in larger mortgage payments due from borrowers, which could potentially increase our level of loan delinquencies and defaults. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the Company’s exposure to changes in market interest rates.

Our Stock-Based Benefit Plans Will Increase Our Costs, Which Will Reduce Our Income.
      We have adopted an employee stock ownership plan, and our shareholders will be asked to approve a stock-based incentive plan at our annual meeting on May 11, 2006. The allocation to employees of shares under the employee stock ownership plan and the granting of restricted stock awards and stock options under the stock-based incentive plan will increase our future compensation costs, thereby reducing our earnings. Please refer to the introductory section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about the estimated cost of implementing this plan.

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

Item 1.B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      Benjamin Franklin Bank conducts its business through its main office located in Franklin, Massachusetts and eight other offices located east and southeast of the Boston metropolitan area. The following table sets forth information about our offices as of December 31, 2005:

	Year Opened/		Expiration of	Renewal
	Acquired	Owned or Leased	Lease	Options

Main Office:
58 Main Street
Franklin, MA 02038	1935	Owned	—	—
Branch Offices:
231 East Central St.
Franklin, MA 02038	1998	Owned	—	—
4 North Main St.
Bellingham, MA 02019	1982	Owned	—	—
1 Mechanic St.
Foxborough, MA 02035	1998	Owned	—	—
76 North Street
Medfield, MA 02052	1998	Owned	—	—
221 Main Street
Milford, MA 01757	1992	Owned	—	—
40 Austin Street
Newton, MA 02460	2005	Owned	—	—
1290 Main Street,
Waltham, MA 02451	2005	Owned	—	—
75 Moody Street
Waltham MA 02453	2005	Leased	March 2008	Four 10-year renewal terms

Item 3.	Legal Proceedings
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
      (a)(1) Market Information.
      The Company’s common stock began trading on the NASDAQ Stock Exchange under the symbol ‘BFBC’ on April 5, 2005. Before that, the Company was a mutual holding company and had never issued capital stock. The following table sets forth the high and low prices of our common stock and the dividends declared per share for the periods indicated:

			Dividends Declared
2005	High	Low	per Share

First Quarter	$—	$—	$—
Second Quarter	11.59	9.91	—
Third Quarter	14.40	11.11	0.03
Fourth Quarter	14.80	13.20	0.03
      (a)(2) Holders.
      As of December 31, 2005, there were 8,488,898 shares of common stock outstanding, which were held by approximately 1,440 registered holders and an estimated 2,790 beneficial holders.
      (a)(3) Dividends.
      The Company began paying quarterly dividends on its common stock in the third quarter of 2005 and currently intends to continue to do so for the foreseeable future. The payment of dividends will depend upon a number of factors, including capital requirements, Benjamin Franklin Bancorp’s and Benjamin Franklin Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.
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

      (a)(4) Securities Authorized for Issuance under Equity Compensation Plans.
      Not applicable.
      (b) Not applicable.
      (c) Repurchases of Equity Securities.
      The Company’s employee stock ownership plan, an affiliated purchaser, purchased the following shares of the Company’s common stock during the fourth quarter of 2005:

			(c) Total Number of	(d) Maximum Number (or
	(a) Total		Shares Purchased	Approximate Dollar Value) of
	Number of	(b) Average	as Part of Publicly	Shares That May yet be
	Shares	Price Paid per	Announced Plans or	Purchased Under the Plans or
Period	Purchased	Share	Programs(1)	Programs(1)

October 1-31	45,494	$13.77	45,494	0
November 1-30	0		0	0
December 1-31	0		0	0

(1)	In a press release issued on March 31, 2005 and in a Current Report on Form 8-K filed on April 1, 2005, the Company announced that its employee stock ownership plan (the “ESOP”) intended to purchase in the public offering after market up to 478,194 shares of the Company’s common stock, or 8% of the shares sold in the offering and issued to the Benjamin Franklin Bank Charitable Foundation. In the second and third quarters of 2005, the ESOP purchased 432,700 shares, resulting in a total of 478,194 shares purchased through December 31, 2005, the maximum provided for in the ESOP.

Item 6.	Selected Financial Data
      The following tables contain certain information concerning the consolidated financial position and results of operations of Benjamin Franklin Bancorp at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements of Benjamin Franklin Bancorp, Inc. and Subsidiaries and notes thereto appearing in Item 8 of this Annual Report and Management’s Discussion and Analysis appearing in Item 7 of this Annual Report.

	At December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$867,057	$517,393	$458,844	$452,230	$430,084
Loans, net	605,132	383,373	288,862	261,933	257,566
Securities(2)	132,500	93,262	110,254	114,728	86,136
Deposits	611,673	396,499	380,257	373,300	360,979
Short-term borrowings	—	4,250	—	—	—
Long-term debt(1)	140,339	81,000	45,000	45,000	36,000
Stockholders’ equity	108,112	31,328	29,301	29,814	26,937

(1)	Long-term debt includes advances from the Federal Home Loan Bank of Boston, secured borrowings and subordinated debt. See “Business of Benjamin Franklin Bancorp — Sources of Funds — Borrowings.”

(2)	Includes restricted equity securities.

	For the Years Ended December 31,

	2005(1)	2004	2003	2002	2001

	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$35,135	$20,795	$19,532	$21,406	$26,441
Interest expense	13,117	7,032	6,752	7,594	12,397

Net interest income	22,018	13,763	12,780	13,812	14,044
Provision for loan losses	686	620	625	1,412	51

Net interest income after provision for loan losses	21,332	13,143	12,155	12,400	13,993
Non-interest income	3,487	2,148	2,990	1,285	1,752
Gain (loss) on sales of securities, net	—	(24)	86	1,569	(2,529)
Non-interest expense	23,276	12,686	12,724	12,115	11,565

Income before income tax expense	1,543	2,581	2,507	3,139	1,651
Income tax expense	1,112	892	819	443	1,610

Net income	$431	$1,689	$1,688	$2,696	$41

Dividends paid per common share:(2)	$0.06	n/a	n/a	n/a	n/a
Earnings per share (basic and diluted):(2)	n/a	n/a	n/a	n/a	n/a

(1)	Operating results for 2005 reflect the acquisition of Chart Bank, the conversion from mutual to stock form, and the $4.0 million pre-tax contribution to the Benjamin Franklin Bank Charitable Foundation, all occurring on April 4, 2005. For further information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	The Company’s mutual-to-stock conversion was completed on April 4, 2005. Because shares were not issued and outstanding for the entire period, earnings per share have not been reported for the year ended December 31, 2005. Earnings per share (both basic and diluted) were $.16 in each of the third and fourth quarters of 2005. Cash dividends paid per share were $.03 in each of the third and fourth quarters of 2005.

	At or For the Years Ended December 31,

	2005	2004	2003	2002	2001

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.06%	0.34%	0.36%	0.61%	0.01%
Return on average equity (ratio of net income to average equity)	0.49%	5.59%	5.65%	9.45%	0.16%
Net interest rate spread(1)	2.79%	2.63%	2.76%	3.32%	3.30%
Net interest margin(2)	3.21%	3.00%	2.98%	3.47%	3.51%
Efficiency ratio(3)	67.79%	79.09%	84.78%	75.69%	72.84%
Non-interest expense to average total assets	2.99%	2.58%	2.73%	2.76%	2.64%
Average interest-earning assets to average interest bearing liabilities	121.90%	123.91%	114.38%	108.04%	106.92%
Asset Quality Ratios:
Non-performing assets to total assets	0.05%	0.07%	0.10%	0.00%	0.04%
Non-performing loans to total loans	0.08%	0.09%	0.16%	0.00%	0.06%
Allowance for loan losses to total loans	0.93%	0.82%	0.87%	0.88%	0.46%
Capital Ratios:
Equity to total assets at end of year	12.47%	6.05%	6.39%	6.59%	6.26%
Average equity to average assets	11.36%	6.13%	6.42%	6.49%	5.82%
Risk-based capital ratio at end of year	14.89%	12.48%	13.94%	13.54%	9.65%
Other Data:
Number of full service offices	9	6	6	6	6

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents operating expense minus expenses related to the amortization of intangible assets and the contribution to the Benjamin Franklin Bank Charitable Foundation divided by the sum of net interest income (before the loan loss provision) plus other income (excluding net gains (losses) on sale of bank assets).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This section is intended to help readers understand the financial performance of Benjamin Franklin Bancorp and Benjamin Franklin Bank through a discussion of the factors affecting our financial condition at December 31, 2005, 2004 and 2003 and our consolidated results of operations for the years ended December 31, 2005, 2004 and 2003. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear in Item 8 of this Annual Report. In this section, we sometimes refer to Benjamin Franklin Bank and Benjamin Franklin Bancorp together as “Benjamin Franklin” since the financial condition and results of operation of Benjamin Franklin Bancorp closely reflect the financial condition and results of operation of its sole operating subsidiary, Benjamin Franklin Bank.

      The discussion beginning in the “Overview” section below reviews the Company’s performance for the 2005 and 2004 years. In 2006, there are several factors that may serve to reduce the Company’s earnings below current levels:

•	The Company is committed to opening new branches, most likely in the markets contiguous to its existing branch communities. One such location has already been identified in Wellesley Hills, Massachusetts, where the Company expects to open a branch in mid-2006. Management estimates the annual direct costs of operating this branch at $610,000. This branch opening, and any others that occur, are likely reduce the Company’s earnings until such time as they attain profitability.

•	The Company experienced net interest margin (“NIM”) compression in the fourth quarter of 2005, due to the effect of increased price competition for certificate accounts and the continued flattening of the Treasury yield curve, which had the effect of reducing the spread between the Company’s earning assets and its core deposit accounts. Management expects that the Company’s NIM will contract further in 2006 as a result of the relatively flat yield curve and continued competitive pressure on both certificate and money market account interest rates. Interest rates on money market accounts in particular have tended to lag the rise in market interest rates over the past year, and management considers it likely that those rates will rise significantly in the coming months.

•	The Board of Directors has adopted the Benjamin Franklin Bancorp, Inc. Stock Incentive Plan (the “Plan”), subject to approval by the stockholders. The Company anticipates that compensation expense will increase as a result of this Plan, as follows:

•	the stock-based incentive plan would award 239,096 shares of restricted stock to eligible participants, which would be expensed as the awards vest. Assuming that all shares of restricted stock under the stock-based incentive plan are awarded at a price of $14.07 per share (the Company’s market price per share at of the close of business on December 31, 2005), and that the awards vest over a five year period, the corresponding annual expense (pre-tax) associated with shares awarded under the stock-based incentive plan would be approximately $673,000. The actual expense of the restricted stock awards granted under the stock-based incentive plan will be determined by the fair market value of the stock on the grant date, which might be different than $14.07 per share;

•	the stock-based incentive plan would grant options to acquire common stock equal to 597,741 shares to eligible participants, which would be expensed as the awards vest. Using the Black-Scholes option pricing model, assuming that all option grants are made at a grant-date share price and option exercise price of $14.07 and that options vest over a 5 year period, the options would be valued at $2,365,000 and the corresponding annual expense (pre-tax) associated with options granted under the stock-based incentive plan would be approximately $473,000. The actual expense of the options granted will be determined by the results of the Black-Scholes option pricing model at the date of grant for the actual period under measurement. The assumptions and factors considered in this pricing model will include the grant-date share price and option exercise price, the dividend yield, if any, the expected option life, the option vesting period, the risk-free interest rate, and the volatility rate for the stock, all of which may differ from the information used herein to estimate the effect of stock option grants on future earnings.
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
      Income Taxes. Benjamin Franklin uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance related to deferred tax assets is established when, in management’s judgment, it is more likely than not that all or a portion of such deferred tax assets will not be realized. Deferred tax assets applicable to capital loss carryforwards that expire in 2006 are recoverable only to the extent that capital gains can be realized during the carryforward period. Accordingly, given Benjamin Franklin’s limited opportunity to realize capital gains through the sale of capital assets within the required timeframe, management has provided a valuation allowance of $2.7 million against 100% of the deferred tax assets related to capital loss carryforwards at December 31, 2005. This valuation allowance is assessed periodically for recoverability. The judgments applied by management consider the likelihood that capital gain income will be realized within the carryforward period in light of Benjamin Franklin’s tax planning strategies and changes in market conditions.
      Intangible Assets. Benjamin Franklin considers accounting for goodwill to be critical because significant judgment is exercised in performing periodic valuations of this asset, which arose through the acquisitions of Chart Bank and Foxboro National Bank. Goodwill is evaluated for potential impairment on an annual basis as of each December 31st, or more frequently if events or circumstances indicate a potential for impairment. At the time of each acquisition, the operations of Chart Bank and Foxboro National Bank were combined with the operations of Benjamin Franklin based on similar economic characteristics. Accordingly, discrete financial information is not separately maintained to evaluate the operating results of the former Chart Bank and Foxboro National Bank and, as a result, in performing a goodwill impairment evaluation, Benjamin Franklin measures the fair value of the entire company, rather than that of each of the acquired banks. If impairment is detected, the carrying value of goodwill is reduced through a charge to earnings. The evaluation of goodwill involves estimations of discount rates and the timing of projected future cash flows, which are subject to change with changes in economic conditions and other factors. Such changes in the assumptions used to evaluate this intangible asset affect its value and could have a material adverse impact on Benjamin Franklin’s results of operations.
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

	Years Ended December 31,

	2005			2004			2003

	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$547,542	$30,409	5.56%	$338,198	$17,320	5.12%	$270,343	$15,530	5.74%
Securities	120,007	4,211	3.51%	107,122	3,336	3.11%	122,570	3,450	2.81%
Short-term Investments	18,701	515	2.75%	13,367	139	1.04%	35,293	552	1.56%

Total interest-earning assets	686,250	35,135	5.13%	458,687	20,795	4.53%	428,205	19,532	4.56%

Non-interest-earning assets	91,508			33,838			37,495

Total assets	$777,758			$492,525			$465,700

Interest-bearing liabilities:
Savings deposits	$102,781	518	0.50%	$98,753	490	0.50%	$93,501	465	0.50%
Money market	95,638	1,553	1.62%	53,246	535	1.00%	48,256	392	0.81%
NOW accounts	31,742	63	0.20%	23,657	36	0.15%	60,751	92	0.15%
Certificates of deposits	222,500	6,366	2.86%	134,034	3,305	2.47%	126,856	3,538	2.79%

Total deposits	452,661	8,500	1.88%	309,690	4,366	1.41%	329,364	4,487	1.36%
Borrowings	110,281	4,617	4.19%	60,497	2,666	4.41%	45,001	2,265	5.03%

Total interest-bearing liabilities	562,942	13,117	2.34%	370,187	7,032	1.90%	374,365	6,752	1.80%

Non-interest bearing liabilities	126,455			92,124			61,454

Total liabilities	689,397			462,311			435,819
Equity	88,361			30,214			29,881

Total liabilities and equity	$777,758			$492,525			$465,700

Net interest income		$22,018			$13,763			$12,780

Net interest rate spread(1)			2.79%			2.63%			2.76%
Net interest-earning assets(2)	$123,308			$88,500			$53,840

Net interest margin(3)			3.21%			3.00%			2.98%
Average of interest-earning assets to interest-bearing liabilities			121.90%			123.91%			114.38%

(1)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Years Ended December 31,			Years Ended December 31,
	2005 vs. 2004			2004 vs. 2003

	Increase (Decrease)			Increase (Decrease)
	Due to		Total	Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$11,518	$1,571	$13,089	$3,898	$(2,108)	$1,790
Securities	426	449	875	(435)	321	(114)
Short-term investments	74	302	376	(343)	(70)	(413)

Total interest-earning assets	12,018	2,322	14,340	3,120	(1,857)	1,263

Interest-bearing liabilities:
Savings deposits	20	8	28	25	—	25
Money market accounts	574	444	1,018	40	103	143
NOW accounts	14	13	27	(56)	—	(56)
Certificates of deposit	2,463	598	3,061	200	(433)	(233)

Total deposits	3,071	1,063	4,134	209	(330)	(121)
Short-term borrowings and long-term debt	2,091	(140)	1,951	514	(113)	401

Total interest-bearing liabilities	5,162	923	6,085	723	(443)	280

Change in net interest income	$6,856	$1,399	$8,255	$2,397	$(1,414)	$983

Comparison of Financial Condition At December 31, 2005 and December 31, 2004
      Total Assets. Total assets increased by $349.7 million, or 67.6%, from $517.4 million at December 31, 2004 to $867.1 million at December 31, 2005. This increase was primarily the result of the Chart Bank acquisition ($290.4 million), supplemented by internal growth ($59.3 million).
      The Chart Bank acquisition added $290.4 million to total assets on April 4, 2005, consisting primarily of loans ($184.0 million), investments and short-term investments ($39.3 million), and goodwill and other intangibles ($35.0 million). Internal asset growth of $59.3 million was concentrated in loans and cash and cash equivalents, totaling $37.7 and $20.1 million, respectively.
      Cash and Short-term Investments. Cash and correspondent bank balances increased by $51.5 million to $65.8 million as of December 31, 2005 when compared to December 31, 2004. Of that increase, $37.2 million consists of cash supplied to ATM customers of Creative Strategic Solutions, Inc. (“CSSI”). CSSI is a wholly owned subsidiary of Benjamin Franklin Bank that supplies cash to ATMs owned by independent service organizations and provides related cash management services to a nationwide customer base. Over the yearly period, short-term investments, comprised of overnight fed funds sold ($10.8 million) and money market funds ($1.3 million), increased $6.5 million to $12.1 million at December 31, 2005. The higher level of short-term investments at period-end was precipitated by normal fluctuations in the Bank’s short-term liquidity accounts.
      Securities. The investment portfolio totaled $132.5 million at December 31, 2005, an increase of 42.1%, or $39.3 million, from $93.3 million at December 31, 2004. $36.1 million of this increase represented the acquisition of the Chart Bank securities portfolio, which consisted primarily of Government-sponsored enterprise obligations. During the year 2005, Government-sponsored enterprise obligations increased by $52.2 million, while mortgage-backed securities decreased $15.6 million. Management chose to reinvest principal pay-downs on its mortgage-backed securities into other investments, primarily Government-sponsored enterprise obligations, and into loans.
      Net Loans. Net loans as of December 31, 2005 were $605.1 million, an increase of $221.8 million, or 57.8%, over net loan balances of $383.4 million as of December 31, 2004. Net loans represented 69.8% of total assets at December 31, 2005. While the Chart Bank acquisition accounted for $184.0 million of the year’s growth, another $37.8 million of net growth was generated internally, primarily in commercial real estate loans. The Company is committed to expanding its commercial lending business, and increased the size of its commercial lending staff to twelve persons by year-end 2005, compared to four at year-end 2004. Investments were also made in expanding commercial credit analysis, processing, review and monitoring resources to support this growth effort. Year-over-year increases in commercial loan categories include commercial real estate ($123.1 million), construction ($31.7 million), and commercial business ($14.8 million), resulting in commercial loans comprising 47.3% of total loans, compared to 30.8% at December 31, 2004. In addition to the commercial loan growth, the residential mortgage and home equity loan portfolios increased by $45.1 and $9.2 million, respectively.
      Deposits. Deposits increased by $215.2 million to $611.7 million at December 31, 2005, an increase of 54.3% over a total of $396.5 million at December 31, 2004. The $215.2 million increase in the Bank’s deposits is attributable to an increase of $217.4 million in deposits as a result of the Chart Bank acquisition, offset by a $2.2 million decline since December 31, 2004. While all deposit categories increased year-over-year, the largest increases were in certificates of deposit ($125.6 million), money market accounts ($41.2 million) and demand accounts ($36.6 million).
      The Company experienced a shift in deposit mix during the year 2005, as deposit customers displayed a marked preference toward certificates of deposits as compared to other interest-bearing deposit products, such as savings, NOW, or money market accounts. Excluding $93.8 million absorbed in the Chart Bank acquisition, certificate balances increased by $31.8 million over the twelve-month period ending December 31, 2005. Conversely, savings and money market categories had net outflows of $13.7 and $20.1 million, respectively, exclusive of the acquired balances. The Company’s recent experience has shown that, as short-term interest rates have risen gradually over the past two years, customers have been more aggressive in seeking competitive market yields for their deposit dollars.
      Borrowed Funds. Borrowed funds of $140.3 million at December 31, 2005 primarily include Federal Home Loan Bank of Boston (“FHLBB”) borrowings of $128.9 million and $9.0 million in subordinated debt. FHLBB borrowings increased during 2005 by $56.9 million, including $25.4 million provided in the Chart Bank acquisition. Of the borrowed funds acquired from Chart, $20.5 million matured during the second and third quarters of 2005. Those borrowings and the remainder of the net increase, or $36.4 million, were replaced by new FHLBB borrowings with original maturities of three to five years. The $9.0 million balance in subordinated debt was unchanged during 2005.
      Stockholders’ Equity. Total stockholders’ equity was $108.1 million as of December 31, 2005, an increase of $76.8 million compared to $31.3 million at December 31, 2004. The increase was primarily attributable to the Company’s mutual-to-stock conversion and issuance of shares in connection with the acquisition of Chart Bank. The components of the net increase were: a) the recording of common stock and additional paid-in capital in the initial public offering in the amount of $53.7 million, net of offering expenses of $2.1 million, b) shares issued to the Benjamin Franklin Bank Charitable Foundation in the amount of $4.0 million, c) shares issued to Chart Bank shareholders in the amount of $25.1 million, d) net income of $431,000, net of e) a decrease due to dividends paid to shareholders in the amount of $486,000, f) a reduction of $657,000 in other comprehensive income resulting from a decrease in the fair market value of investments available for sale, and g) a decrease of $5.4 million, representing the valuation of common shares purchased and held by the employee stock ownership plan.
Comparison of Operating Results For The Year Ended December 31, 2005 and December 31, 2004
      Net Income. Net income for the year ended December 31, 2005 was $431,000, $1.3 million lower than the $1.7 million in net income for the year 2004. The reduction in net income was primarily a result of two non-recurring charges incurred in the second quarter of 2005: 1) a $2.4 million after-tax contribution made to the Benjamin Franklin Bank Charitable Foundation, and 2) the recognition of a net after-tax loss of $1.0 million on the sale/write-down of bank-owned land. Significant increases in net interest income and non-interest income, due to the acquisition of the operations of Chart Bank and to internally generated balance sheet growth, partially offset the non-recurring charges. Operating expenses also increased significantly year-over-year due to the addition of Chart Bank’s operations, as well as to higher costs related to generating internal growth and meeting the demands of operating as a public company.
      Net Interest Income. Net interest income increased $8.3 million to $22.0 million for the year ended December 31, 2005, up 60.0% from $13.8 million for the year ended December 31, 2004. The 60% increase was the result of an increase in average interest-earning assets of $227.6 million, greater than the increase in average interest-bearing liabilities of $192.8 million, and to a 21 basis point increase in the net interest margin. The funds received in the Company’s public stock offering and an increase in non-interest bearing deposit accounts were the primary reasons that average interest-earning assets grew by more than average interest-bearing liabilities in 2005, when compared to 2004.
      The increase in average interest-earning assets was due primarily to the Chart Bank acquisition, as $220.2 million of interest-earning assets were acquired on April 4, 2005, including $184.0 million in net loans. Internally generated growth in loans outstanding, exclusive of the addition of the Chart Bank loan portfolio, represented the remaining increase in average interest-earning assets. As a whole, average loan balances increased $209.3 million year-over-year. The yield on average interest-earning assets increased by 60 basis points year-over-year, due to an increase in market interest rates overall and the favorable mix of the assets acquired from Chart Bank.
      Funding liabilities also increased due to the Chart Bank acquisition on April 4, 2005, including $217.4 million in deposits and $25.4 million of borrowed funds. Including the acquisition, interest-bearing deposits grew $143.0 million on average, while the average balances of outstanding borrowings increased by $49.8 million. Rates paid on interest-bearing liabilities increased by 44 basis points, as a 47 basis point increase in deposit costs was partially offset by a reduction in the weighted average rate paid on borrowed funds.
      Interest Income. Interest income for the year ended December 31, 2005 was $35.1 million, an increase of $14.3 million or 69.0% compared to $20.8 million earned in the prior year. Most of the increase was the result of the $227.6 million increase in average interest earning assets, augmented by a sizable 60 basis point increase in the yield earned on average interest-earning assets. The increase in average interest-earning assets was primarily the result of the acquisition of Chart Bank and the Company’s public stock offering. The largest increase occurred in average loan balances ($209.3 million) due to the acquisition of the $184.0 million Chart Bank loan portfolio and internally generated growth. By itself, the $209.3 million increase in average loan balances year-over-year resulted in $11.5 million in growth of interest income. Increases in average balances of securities and short-term investments of $12.9 million and $5.3 million, respectively, were also related to both the acquisition of Chart Bank and the stock offering. The increases in yields earned on securities and short-term investments of 40 basis points and 171 basis points, respectively, were due mainly to the increase in market interest rates during the last two years. The increase in the loan yield of 44 basis points was due to the increase in market interest rates, the addition of the Chart Bank loan portfolio, which was more heavily weighted toward higher-yielding commercial loans than that of Benjamin Franklin, and to internally-generated growth in higher-yielding commercial loans.
      Interest Expense. Interest expense for the year ended December 31, 2005 increased by $6.1 million, or 86.5%, to $13.1 million as compared to $7.0 million for the year ended December 31, 2004. Much of the increase was the result of the $192.8 million increase in average interest-bearing liabilities, in addition to a 44 basis point increase in their rate paid.
      The $192.8 million increase in average interest-bearing liabilities was caused primarily by the Chart Bank acquisition, which added $242.8 million to the Company’s funding liabilities (including non-interest bearing demand deposits) on April 4, 2005. Overall, average interest-bearing deposits increased $143.0 million year-over-year, while borrowed funds increased by $49.8 million.
      A 47 basis point increase in the average rate paid on interest-bearing deposits during the year 2005 was due in part to the increase in market interest rates, the composition of the Chart Bank deposit base, which had a greater proportion of higher-cost certificate balances than did that of Benjamin Franklin, and a trend, particularly late in the year, toward CD demand as compared to other types of deposits. With gradually rising market interest rates, the Company and other financial institutions in its market area responded to customer demand by increasing their rates paid on CD accounts. Within the Company’s deposit portfolio, the average balance of CDs increased by $88.5 million year-over-year, while the other interest-bearing deposit categories combined increased $54.5 million. Outside of CDs and money market accounts, the Company was generally able to restrain from raising its deposit rates in 2005. The cost of borrowed funds dropped by 22 basis points year-over-year, as borrowings acquired from Chart Bank were at lesser rates than that of Benjamin Franklin.
      Provision for Loan Losses. The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb potential losses inherent in the loan portfolio. Refer to “Business — Asset Quality” for additional information about the Company’s methodology for establishing its allowance for loan losses. Loan loss provisions were $686,000 and $620,000 during the years ended December 31, 2005 and 2004, respectively. Provisions in both years were primarily reflective of growth in the loan portfolio, as net charge-offs/ recoveries in both years were nominal. At December 31, 2005, the allowance for loan losses totaled $5.7 million, or 0.93% of the loan portfolio, compared to $3.2 million, or 0.82%, of total loans at December 31, 2004. The increase in the allowance for loan losses as a percentage of the loan portfolio was primarily due to an increase in the proportion of commercial loans in the portfolio.
      Non-interest Income. Non-interest income for the year ended December 31, 2005 rose to $3.5 million, an increase of $1.4 million, or 64.2%, when compared to $2.1 million earned during the year ended December 31, 2004. This increase was produced primarily by growth in fee-based deposit accounts and the acquisition of Chart Bank. Non-interest income was also adversely impacted by a $1.0 million net loss on the sale/write-down of bank-owned land in June 2005.
      During the second quarter of 2005, two parcels of land that had been held as future branch sites were sold for an aggregate gain of $380,000. A third parcel that had been held as a future branch site was written down by $1.4 million to its estimated net fair market value, once the decision was made by the Company to market the parcel for sale. The Company’s determination to sell the property followed a decision by the town planning board to reject the Company’s proposed plans for combined retail-banking development of the parcel, after the Company had reworked the plans to deal with the concerns previously raised by the planning board. Although the Company’s Executive Committee considered whether to again revise and resubmit development plans that would be acceptable both to the Company and the planning board, the Committee decided that under the circumstances it would not continue to pursue its combined retail-banking development plans. This decision was consistent with the Company’s emerging strategy of opting in favor of leasing rather than owning future branch locations. The Company’s current strategy contemplates the opening of new branches over the next few years, and in all likelihood future branch locations will be leased rather than owned.
      Exclusive of the land transactions, non-interest income increased by $2.4 million, or 112.2%, during the year 2005. The Chart Bank acquisition provided a new non-interest income source, fees earned on ATM servicing performed by CSSI, which yielded $1.6 million in revenues. CSSI provides cash to ATMs owned by independent service organizations nationwide. Fees are collected from the independent service organizations for managing the ATMs and for the use of the cash in the machines. Other significant revenue increases year-over-year included deposit service fees ($351,000), loan servicing fees ($188,000) and miscellaneous income ($117,000). Growth in fees earned on deposit accounts and miscellaneous income was mainly the result of the addition of the Chart Bank deposit accounts and branch locations, plus the addition of a new overdraft checking account offering to the Bank’s product line. Increases in loan servicing fees were a combination of higher fees collected on commercial loan transactions (primarily prepayment penalties and late charges) and a reduction in the amortization of mortgage servicing rights.
      Non-interest Expense. Non-interest expense for the year ended December 31, 2005 was $23.3 million, an increase of $10.6 million, or 83.4%, when compared to $12.7 million incurred during the year ended December 31, 2004. Non-interest expenses increased significantly year-over-year due primarily to the acquisition of Chart Bank, expansion of the Company’s lending capabilities and the stock conversion, which has brought new costs associated with operating a public company. Also contributing to the rise was a $4.0 million contribution made to the Benjamin Franklin Bank Charitable Foundation in April of 2005. The contribution to the Foundation was one-time in nature, as the Company has no intention of making future contributions to the Foundation. Excluding the contribution, the increase in non-interest expenses would have been $6.6 million, or 51.9%.
      The largest year-over-year increase in non-interest expense was in salaries and employee benefits expenses, which increased $2.4 million, or 32.0%, to $9.9 million for the year ended December 31, 2005. The increase was primarily attributable to the acquisition of Chart Bank and to a lesser degree to the addition of loan origination and support staff in 2005. Occupancy and equipment expenses increased $964,000, or 68.4%, to $2.4 million for the year ended December 31, 2005. This increase was mainly due to the addition of costs associated with Chart Bank’s three branch locations and its former corporate headquarters. The rental expense associated with the lease of the headquarters location ceased at the end of July 2005. Increases in data processing costs ($381,000 or 28.2%) and other general and administrative expenses ($2.2 million or 106.7%) were both due primarily to the effect of adding Chart Bank operations. Other general and administrative expenses for the year ended December 31, 2005 included non-cash charges of $1.4 million for the amortization of core deposit intangible assets, $1.2 million higher than the comparable period in 2004. This increase was entirely associated with the 2005 Chart Bank acquisition. Other large year-over-year increases in other general and administrative expenses included marketing and advertising, insurance premiums, postage and supplies, and directors’ fees. The increase in marketing costs was primarily due to branding efforts in the Chart Bank market area subsequent to the acquisition. Directors’ fees increased with the addition of six new Board members from Chart Bank, as a result of increases to the Board fee structure due to the increased responsibilities of being a director of a public company, and due to the implementation of a retirement plan for directors. Professional fees increased $648,000, or 173.7%, to $1.0 million for the year ended December 31, 2005. This increase was due primarily to increased legal, consulting, audit and investor relations fees, such increases consistent with the Company’s new status as a public company.
      Income Taxes. Income tax expense was $1.1 million for the year ended December 31, 2005, an increase of $220,000, or 24.7%, from the $892,000 recorded for the year ended December 31, 2004. The effective tax rates for the 2005 and 2004 years were 72.1% and 34.6%, respectively. The significant increase in the effective tax rate in the year 2005 was primarily a function of the bank-owned land transactions. No tax benefit was recognized on the $1.0 million net loss on sale/write-down of bank-owned land.

Comparison of Financial Condition At December 31, 2004 and December 31, 2003
      Total Assets. Total assets increased by $58.5 million, or 12.8%, from $458.8 million at December 31, 2003 to $517.4 million at December 31, 2004. This increase was largely the result of an increase in the loan portfolio, offset by reductions in cash, short-term investments and securities.
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
      Securities. The investment portfolio totaled $93.3 million at December 31, 2004, a decrease of $17.0 million, or 15.4%, from $110.3 million at December 31, 2003. This reduction, caused by net pay-downs in mortgage-backed securities totaling $25.4 million, offset by increases in holdings of Government-sponsored enterprise securities and corporate bonds totaling $3.7 million and $5.0 million, respectively, was used to fund growth in Benjamin Franklin Bank’s loan portfolio.
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
      Retained Earnings. Retained earnings increased by $2.0 million to $31.3 million at December 31, 2004, an increase of 6.9% from a balance of $29.3 million as of December 31, 2003. This change was the result of net income for the year of $1.7 million and a decline of $338,000 in the net unrealized loss on marketable securities.
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
      Net Interest Income. Benjamin Franklin Bancorp earned net interest income of $13.8 million and $12.8 million in the years ended December 31, 2004 and 2003, respectively. The increase between the two periods of $983,000 or 7.7%, was due to a $30.5 million, or 7.1%, increase in average interest-earning assets, and to a lesser degree to a 2 basis point, or 0.7%, increase in the net interest margin. Within earnings assets, higher-yielding loans increased on average by $67.9 million, while lower-yielding securities and short-term investments declined by $37.4 million on average. Within Benjamin Franklin’s funding liabilities, the mix shifted somewhat in favor of non-interest bearing accounts, which increased by $30.7 million on average. This shift was caused primarily by a change made in Benjamin Franklin Bank’s primary checking account product in September 2003, whereby the payment of interest was eliminated.
      Interest Income. Interest income rose $1.3 million, or 6.5%, to $20.8 million for the year ended December 31, 2004 from $19.5 million for the year ended December 31, 2003. The increase was caused primarily by a $30.5 million increase in average interest-earning assets, which had the effect of increasing interest income by $1.2 million. Loans increased on average by $67.9 million, offset by decreases in the average balances of securities ($15.4 million) and short-term investments ($21.9 million). Despite the fact that the average yield on loans declined from 5.74% for the year ended December 31, 2003 to 5.12% for the same period in 2004, the overall yield on interest earning assets remained almost unchanged at 4.56% and 4.53% for 2003 and 2004, respectively, due to the change in the mix of interest earning assets.
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
      Salaries and employee benefits expenses increased $819,000, or 12.3%, to $7.5 million for the year ended December 31, 2004. The increase was primarily due to normal merit increases averaging 4.5%, the addition of one senior officer position, and significantly lower deferral of loan origination costs due to a lower volume of loan originations in 2004 when compared to 2003. Occupancy and equipment expenses declined $378,000, or 21.1%, to $1.4 million for the year ended December 31, 2004. Most of this reduction was attributable to a decline in depreciation expense associated with branch-related capital expenditures made five years earlier. Professional fees decreased $612,000, or 62.0%, to $373,000 for the year ended December 31, 2004, due primarily to a decline in legal costs and loan origination expenses.

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
Impact of Recent Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. SFAS No. 123R became applicable to the Company on January 1, 2006. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally is now measured at fair value at the grant date. The grant date fair value is required to be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost must be recognized over the requisite service period, often the vesting period.
      The provisions of SFAS No. 123R do not have an impact on the Company’s results of operations at this time. However, as anticipated in the prospectus used in the Company’s stock offering related to the mutual-to-stock conversion, the Board of Directors has adopted a stock-based incentive plan, subject to shareholder approval, which will be sought at the annual meeting on May 11, 2006. The granting of restricted stock awards and stock options under the stock-based incentive plan will increase the Company’s compensation costs in the periods in which such awards and options vest.
      In August 2005, the FASB issued an exposure draft that would amend FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. This proposed Statement would require that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this proposed Statement would permit an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This proposed Statement also would require additional disclosures for all separately recognized servicing rights. This proposed Statement would be effective for new transactions occurring and for subsequent measurement in the earlier of the first fiscal year that begins after December 31, 2005, or fiscal years beginning during the fiscal quarter in which the final Statement is issued. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

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
      Within management, the responsibility for risk management rests with the Risk Management Committee, chaired by the Compliance and Risk Management Officer. Other members of the Committee include the Chief Executive Officer, Chief Financial Officer, Controller, and the senior officers responsible for lending, retail banking and human resources. The Risk Management Committee meets on a monthly basis to review the status of the Company’s risk management efforts, including reviews of internal and external audit findings, loan review findings, and the activities of the Asset/ Liability Committee with respect to monitoring interest rate and liquidity risk. The Committee tracks any open items requiring corrective action with the goal of ensuring that each is addressed on a timely basis. The Compliance and Risk Management Officer reports all findings of the Risk Management Committee directly to the Board’s Audit and Risk Management Committee.
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
      The table below sets forth, as of December 31, 2005, the estimated changes in Benjamin Franklin’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated
Net Interest Income
Over 12 Months

300 basis point increase in rates	(5.24)%
200 basis point increase in rates	(2.32)%
100 basis point increase in rates	(.98)%
Flat interest rates	—
100 basis point decrease in rates	.25%
      As indicated in the table above, the result of an immediate 100 basis point parallel increase in interest rates is estimated to decrease net interest income by .98% over a 12-month horizon, when compared to the flat rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to decline by 2.32% over a 12-month horizon, when compared against the flat rate scenario. Inherent in these estimates is the assumption that savings account deposit rates would increase by 25 basis points and that money market deposit account rates would increase by 36 basis points for each 100 basis point increase in market interest rates. These scenarios also assume no change in checking account interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The estimated change in net interest income from the flat rate scenario for a 100 basis point parallel decline in the level of interest rates is an increase of .25%, which assumes no decrease in interest-bearing checking rates or in savings rates and an average decrease in money market rates of 35 basis points.
      There are inherent shortcomings in income simulation, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and mortgage-backed securities, the degree to which early withdrawals occur on certificates of deposit and the volume of other deposit flows. As such, although the analysis shown above provides an indication of Benjamin Franklin’s sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Benjamin Franklin’s net interest income and will differ from actual results.
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
      The table below shows Benjamin Franklin’s interest sensitivity gap position as of December 31, 2005, indicating the amount of interest-earning assets and interest-bearing liabilities that are anticipated to mature or reprice in each of the future time periods shown. Generally, these assets and liabilities are shown in the table based on the earlier of the time remaining to repricing or contractual maturity. However, residential mortgage loans and mortgage-backed securities have been presented in a manner that also incorporates the estimated effects of prepayment assumptions. Interest-bearing checking, savings and money market deposit accounts are assumed to have annual rates of withdrawal (decay rates) of 9.2%, 38.3% and 59.5%, respectively.
Repricing Gap as of December 31, 2005

		More than	More than	More than	More than
	Up to	One Year to	Two Years	Three Years	Four Years	More than
	One Year	Two Years	to Three Years	to Four Years	to Five Years	Five Years	Total

	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$225,487	$113,025	$99,322	$84,158	$37,132	$49,999	$609,123
Investment securities(2)	48,707	41,768	7,800	5,330	3,756	27,728	135,089
Short-term investments	12,051						12,051

Total interest-earning assets	286,245	154,793	107,122	89,488	40,888	77,727	756,263

Interest-bearing liabilities:
Savings deposits	37,519	23,149	14,283	8,813	5,437	8,759	97,960
Money market	56,137	22,735	9,208	3,729	1,510	1,028	94,347
NOW accounts	2,959	2,685	2,438	2,214	2,010	19,841	32,147
Certificates of deposits	204,404	43,132	7,933	5,359	1,939	56	262,823
Long-term debt	47,403	23,000	27,000	—	33,936	9,000	140,339

Total interest-bearing liabilities	348,422	114,702	60,862	20,115	44,833	38,685	627,617

Interest rate sensitivity gap	$(62,177)	$40,091	$46,260	$69,373	$(3,945)	$39,042	$128,645

Interest rate sensitivity gap as a % of total assets	(7.17)%	4.62%	5.34%	8.00%	(0.45)%	4.50%
Cum. interest rate sensitivity gap	$(62,177)	$(22,085)	$24,175	$93,548	$89,603	$128,645

Cum. interest rate sensitivity gap as a % of total assets	(7.17)%	(2.55)%	2.79%	10.79%	10.33%	14.84%

(1)	Excludes the allowance for loan losses, deferred fees and costs, and non-performing loans.

(2)	Securities are shown at amortized cost.
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
      Liquidity Risk Management. Liquidity risk, or the risk to earnings and capital arising from an organization’s inability to meet its obligations without incurring unacceptable losses, is managed by Benjamin Franklin’s Chief Financial Officer, who monitors on a daily basis the adequacy of Benjamin Franklin’s liquidity position. Oversight is provided by the Asset/ Liability Committee, which reviews Benjamin Franklin’s liquidity on a weekly basis, and by the Board of Directors, which reviews the adequacy of Benjamin Franklin’s liquidity resources on a monthly basis.
      Benjamin Franklin’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. Benjamin Franklin maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2005, cash and due from banks (excluding cash provided by CSSI to ATM customers), short-term investments and debt securities maturing within one year totaled $69.0 million or 8.0% of total assets.
      Benjamin Franklin also relies on outside borrowings from the Federal Home Loan Bank of Boston, as an additional funding source. In 2005, Benjamin Franklin has expanded its use of Federal Home Loan Bank of Boston borrowings to fund growth in the loan portfolio and to assist in the management of its interest rate risk. Since December 31, 2004, Benjamin Franklin has increased Federal Home Loan Bank of Boston borrowings by $57.0 million to a total of $129.0 million outstanding as of December 31, 2005. On that date, Benjamin Franklin had the ability to borrow an additional $73.3 million from the Federal Home Loan Bank of Boston.
      Benjamin Franklin uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. Benjamin Franklin anticipates that it will continue to have sufficient funds and alternative funding sources to meet its current commitments.

      The following tables present information indicating various contractual obligations and commitments of the Company as of December 31, 2005 and the respective maturity dates:

Contractual Obligations:

				More than
			More than	Three
			One Year	Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years

	(Dollars in thousands)
Federal Home Loan Bank advances(1)	$128,936	$8,936	$50,000	$40,000	$30,000
Subordinated debt	9,000	—	—	—	9,000
Other borrowed funds	2,403	2,403	—	—	—
Operating leases(2)	799	236	367	196	—
Other contractual obligations(3)	5,758	1,842	3,647	269	—

Total contractual obligations	$146,896	$13,417	$54,014	$40,465	$39,000

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 Family Residential mortgage loans. Advances totalling $36 million shown with maturities of greater than three years may be called by the FHLB during the period remaining to maturity. These advances bear rates ranging from 3.99% to 4.91%, with a weighted average rate of 4.47%. Based on the current and predicted level of market interest rates, management considers it likely that these advances will be called by the FHLBB in the next 12 months. One advance in the amount of $10 million maturing in June, 2010 will become immediately payable if 3-month LIBOR rises above 6.0% (measured on a quarterly basis, beginning in June 2006).

(2)	Represents non-cancelable operating leases for branch offices.

(3)	Represents contracts for technology services and employment agreements.

Loan Commitments:

	December 31, 2005

			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years

	(Dollars in thousands)
Commitments to grant loans(1)	$30,420	$30,420	$—	$—	$—
Unused portion of commercial loan lines of credit	19,547	19,547	—	—	—
Unused portion of home equity lines of credit(3)	39,896	—	—	—	39,896
Unused portion of construction loans(4)	24,420	4,939	18,888	—	593
Unused portion of personal lines of credit(2)	2,457	—	—	—	2,457
Commercial letter of credit	1,412	1,412

Total loan commitments	$118,152	$56,318	$18,888	$—	$42,946

General: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portion of checking overdraft lines of credit are available to customers in “good standing” indefinitely.

(3)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.

(4)	Unused portions of construction loans are available to the borrower for up to 2 years for development loans and up to 1 year for other construction loans.
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
      Benjamin Franklin addresses such risks through the establishment of comprehensive policies and procedures with respect to internal control, the management and operation of its information and communication systems, disaster recovery, and compliance with laws, regulations and banking ‘best practice’. Monitoring of the efficacy of such policies and procedures is performed through a combination of Benjamin Franklin’s internal audit program, through periodic internal and third-party compliance reviews, and through the ongoing attention of its managers charged with supervising compliance and operational control. Oversight of these activities is provided by the Risk Management Committee and the Audit and Risk Management Committee of the Board.

Item 8.	Financial Statements and Supplementary Data
      The Consolidated Financial Statements of Benjamin Franklin Bancorp begin on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
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
      (b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders of Benjamin Franklin Bancorp, Inc. scheduled to be held on May 11, 2006.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders of Benjamin Franklin Bancorp, Inc. scheduled to be held on May 11, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders of Benjamin Franklin Bancorp, Inc. scheduled to be held on May 11, 2006.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders of Benjamin Franklin Bancorp, Inc. scheduled to be held on May 11, 2006.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders of Benjamin Franklin Bancorp, Inc. scheduled to be held on May 11, 2006.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) Exhibits

Exhibit No.		Description	Footnotes

2.1		Plan of Conversion of Benjamin Franklin Bancorp.	3
2.2		Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2
3.1		Articles of Organization of Benjamin Franklin Bancorp, Inc.	2
3.2		Bylaws of Benjamin Franklin Bancorp, Inc.	7
4.1		Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5
10	.1.1	Form of Employment Agreement with Thomas R. Venables.*	6
10	.1.2	Form of Employment Agreement with Claire S. Bean.*	6

Exhibit No.		Description	Footnotes

10.2		Form of Change in Control Agreement with five other Executive Officers, providing one year’s severance to Brian E. Ledwith, Michael J. Piemonte and Kathleen P. Sawyer, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. This form contains all material information concerning the agreement and the only differences are the name and contact information of the executive officer who is party to the agreement and the number of years of severance provided.*	2
10.3		Form of Benjamin Franklin Bank Benefit Restoration Plan.*	2
10	.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of March 22, 2006.*	1
10	.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of March 22, 2006.*	1
10.5		Benjamin Franklin Bancorp Director Fee Continuation Plan.*	4
10.6		Benjamin Franklin Bancorp Employee Salary Continuation Plan.*	2
10	.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.*	2
10	.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004.*	2
11		See Note 3 to the Financial Statements for a discussion of earnings per share.	—
21		Subsidiaries of Registrant.	1
23.1		Consent of Wolf & Company, P.C. , independent registered public accounting firm.	1
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

*	Relates to compensation.

1	Filed herewith.

2	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.

7	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.
      (b) Financial Statement Schedules
      All schedules are omitted because they are not applicable or the required information is shown in our financial statements and related notes.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, Benjamin Franklin Bancorp, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.

By:	/s/ Thomas R. Venables

Thomas R. Venables
President and Chief Executive Officer
Date: March 28, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the indicated capacities as of March 28, 2006.

Signature	Title

/s/ Thomas R. Venables Thomas R. Venables	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Claire S. Bean Claire S. Bean	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mary Ambler Mary Ambler	Director

/s/ William P. Bissonnette William P. Bissonnette	Director

/s/ Richard E. Bolton, Jr. Richard E. Bolton, Jr.	Director

/s/ William F. Brady, Jr. William F. Brady, Jr.	Director

/s/ Paul E. Capasso Paul E. Capasso	Director

/s/ John C. Fuller John C. Fuller	Director

/s/ Jonathan A. Haynes Jonathan A. Haynes	Director

/s/ Anne M. King Anne M. King	Director

Signature	Title

/s/ Richard D. Mann Richard D. Mann	Director

/s/ Daniel F. O’Brien Daniel F. O’Brien	Director

/s/ Charles F. Oteri Charles F. Oteri	Director

/s/ Donald P. Quinn Donald P. Quinn	Director

/s/ Neil E. Todreas Neil E. Todreas	Director

/s/ Alfred H. Wahlers Alfred H. Wahlers	Director

/s/ Charles Yergatian Charles Yergatian	Director

Benjamin Franklin Bancorp, Inc.
Annual Report on Form 10-K for the Year Ended December 31, 2005
Exhibits Filed Herewith

Exhibit
Number		Description

10	.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of December 5, 2005.
10	.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of December 5, 2005.
21		Subsidiaries of Registrant.
23.1		Consent of Wolf & Company, P.C., Independent Registered Public Accounting firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Benjamin Franklin Bancorp, Inc.:
      We have audited the accompanying consolidated balance sheets of Benjamin Franklin Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benjamin Franklin Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 8, 2006

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands)
ASSETS
Cash and due from banks	$16,499	$8,691
Cash supplied by CSSI to ATM customers	37,200	—
Short-term investments	12,051	5,513

Total cash and cash equivalents	65,750	14,204
Securities available for sale, at fair value	122,379	86,070
Securities held to maturity, at amortized cost	109	217
Restricted equity securities, at cost	10,012	6,975
Loans, net of allowance for loan losses of $5,670 in 2005 and $3,172 in 2004	605,132	383,373
Premises and equipment, net	11,167	11,147
Accrued interest receivable	3,045	1,490
Bank-owned life insurance	7,451	7,182
Goodwill	33,763	4,248
Identifiable intangible asset	4,133	45
Other assets	4,116	2,442

	$867,057	$517,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$611,673	$396,499
Short-term borrowings	—	4,250
Long-term debt	140,339	81,000
Other liabilities	6,933	4,316

Total liabilities	758,945	486,065

Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 8,488,898 shares issued and outstanding in 2005	—	—
Additional paid-in capital	82,849	—
Retained earnings	32,942	32,997
Unearned compensation	(5,353)	—
Accumulated other comprehensive loss	(2,326)	(1,669)

Total stockholders’ equity	108,112	31,328

	$867,057	$517,393

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Interest and dividend income:
Loans, including fees	$30,409	$17,320	$15,530
Debt securities	3,811	3,092	3,200
Dividends	400	244	250
Short-term investments	515	139	552

Total interest and dividend income	35,135	20,795	19,532

Interest expense:
Interest on deposits	8,500	4,366	4,487
Interest on borrowings	4,617	2,666	2,265

Total interest expense	13,117	7,032	6,752

Net interest income	22,018	13,763	12,780
Provision for loan losses	686	620	625

Net interest income, after provision for loan losses	21,332	13,143	12,155

Other income (charges):
ATM servicing fees	1,639	—	—
Deposit service fees	1,233	882	928
Loan servicing fees	442	254	336
Gain on sale of loans, net	116	123	975
Gain (loss) on sales of securities, net	—	(24)	86
Loss on sale/write-down of bank owned land, net	(1,020)	—	—
Income from bank-owned life insurance	269	198	181
Miscellaneous	808	691	570

Total other income	3,487	2,124	3,076

Operating expenses:
Salaries and employee benefits	9,882	7,487	6,668
Occupancy and equipment	2,374	1,410	1,788
Data processing	1,734	1,353	1,446
Professional fees	1,021	373	985
Contribution to Benjamin Franklin Bank Charitable Foundation	4,000	—	—
Other general and administrative	4,265	2,063	1,837

Total operating expenses	23,276	12,686	12,724

Income before income taxes	1,543	2,581	2,507
Provision for income taxes	1,112	892	819

Net income	$431	$1,689	$1,688

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

						Accumulated
	Common Stock		Additional			Other	Total
			Paid-In	Retained	Unearned	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Equity

	(Dollars in thousands)
Balance at December 31, 2002	—	$—	$—	$29,620	$—	$194	$29,814
Comprehensive loss:
Net income	—	—	—	1,688	—		1,688
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects						(2,201)	(2,201)

Total comprehensive loss							(513)

Balance at December 31, 2003	—	—	—	31,308	—	(2,007)	29,301

Comprehensive income:
Net income	—	—	—	1,689	—	—	1,689
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects				—		338	338

Total comprehensive income							2,027

Balance at December 31, 2004	—	—	—	32,997	—	(1,669)	31,328
Comprehensive loss:
Net income	—	—	—	431	—	—	431
Net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	(657)	(657)

Total comprehensive loss							(226)

Issuance of common stock for initial public offering, net of expenses of $2,053	5,577,419	—	53,721	—	—	—	53,721
Issuance of common stock to Benjamin Franklin Bank Charitable Foundation	400,000	—	4,000	—	—	—	4,000
Issuance of common stock for acquisition of Chart Bank	2,511,479	—	25,115	—	—	—	25,115
Stock purchased for ESOP	—	—			(5,537)		(5,537)
Release of ESOP stock	—	—	13	—	184	—	197
Dividends declared ($.06 per share)	—	—	—	(486)	—	—	(486)

Balance at December 31, 2005	8,488,898	$—	$82,849	$32,942	$(5,353)	$(2,326)	$108,112

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$431	$1,689	$1,688
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	9	855	833
Amortization (accretion) of loans, net	(64)	250	407
Loss (gain) on sales of securities, net	—	24	(86)
Provision for loan losses	686	620	625
Accretion of deposit and borrowings, net	(307)	—	—
Amortization of mortgage servicing rights	282	450	892
Depreciation expense	983	679	872
Amortization of core deposit intangible	1,400	181	181
Amortization of unearned compensation	197	—	—
Deferred income tax benefit	(1,944)	(161)	(169)
Income from bank-owned life insurance	(269)	(198)	(181)
Gains on sales of loans, net	(116)	(123)	(975)
Loans originated for sale	(23,160)	(31,185)	(96,256)
Proceeds from sales of loans	23,276	31,308	97,231
Increase in accrued interest receivable	(1,555)	(102)	(89)
Loss on sale/write-down of bank-owned land, net	1,020	—	—
Contribution of common stock to Charitable Foundation	4,000	—	—
Other, net	3,360	(1,211)	(276)

Net cash provided by operating activities	8,229	3,076	4,697

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	5,591	30,886
Maturities, calls, and principal repayments	49,770	41,830	211,994
Purchases	(52,900)	(31,278)	(240,200)
Maturities of and principal repayments on held-to-maturity securities	108	169	600
Net change in restricted equity securities	(653)	247	(2,000)
Purchases of mortgage loans	—	(34,207)	(26,546)
Loan originations, net	(38,346)	(61,174)	(1,415)
Proceeds from sales of bank-owned land	785	—	—
Purchases of bank-owned life insurance	—	(1,400)	(1,300)
Additions to premises and equipment	(819)	(627)	(224)

Net cash used for investing activities	(42,055)	(80,849)	(28,205)

Cash flows from financing activities:
Net increase (decrease) in deposits	(1,858)	16,242	6,957
Net proceeds from (repayments of) short-term borrowings	(4,250)	4,250	—
Net proceeds from long-term debt	33,903	36,000	—
Net proceeds from common stock offering	53,721	—	—
Dividends paid on common stock	(486)	—	—
Acquisition of common stock by ESOP	(5,537)	—	—

Net cash provided by financing activities	75,493	56,492	6,957

Net change in cash and cash equivalents	41,667	(21,281)	(16,551)
Cash and cash equivalents acquired in the purchase of Chart Bank	9,879	—	—
Cash and cash equivalents at beginning of year	14,204	35,485	52,036

Cash and cash equivalents at end of year	$65,750	$14,204	$35,485

Supplemental cash flow information:
Interest paid on deposits	$8,476	$4,367	$4,492
Interest paid on short-term borrowings	55	83	—
Interest paid on long-term debt	4,397	2,485	2,280
Income taxes paid	1,238	865	942
Premises and equipment transferred to other assets	634	—	—
Assets acquired and liabilities assumed were as follows:
Fair value of noncash assets acquired	$259,008	$—	$—
Fair value of liabilities assumed	243,772	—	—
Fair value of common stock issued	25,115	—	—
See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation
      The consolidated financial statements include the accounts of Benjamin Franklin Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Benjamin Franklin Bank (the “Bank”). The Company completed a mutual to stock conversion and acquired Chart Bank, A Cooperative Bank (“Chart Bank”) on April 4, 2005 (see Note 2). The Bank has two subsidiaries, Benjamin Franklin Securities Corp., formed for the purpose of buying, holding, and selling securities, and Creative Strategic Solutions, Inc. (“CSSI”), which supplies cash to automatic teller machines owned by Independent Service Organizations (“ISOs”) and related cash management services to a nationwide customer base of ISOs. All significant intercompany balances and transactions have been eliminated in consolidation.
      The Company’s wholly-owned subsidiary, Benjamin Franklin Capital Trust, is recorded on the equity method (see Note 12- Subordinated Debt).

Business and operating segments
      The Company provides a variety of financial services to individuals and small businesses through its offices in Norfolk, Middlesex and Worcester counties. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential and commercial mortgage loans. The Bank also provides non-deposit investment products to customers.
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

Use of estimates
      In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of goodwill and other intangibles and the valuation of deferred tax assets.

Reclassifications
      Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.

Cash and cash equivalents
      Cash and cash equivalents include cash and balances due from banks and short-term investments, all of which mature within ninety days.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

Securities
      Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss.
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
      Restricted equity securities, which consist primarily of Federal Home Loan Bank stock and stock in a community investment fund , are carried at cost.

Loans
      The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in the communities in which the Bank’s branches are located. The ability of the Bank’s debtors to honor their contracts is dependent upon the local real estate market and general economic conditions in this area.
      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Certain direct loan origination costs, net of origination fees are deferred and recognized as an adjustment of the related loan yield using the interest method.
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

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
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

Premises and equipment
      Land is carried at cost. Buildings and improvements and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of the options is reasonably assured.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

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

Goodwill and identifiable intangible assets
      The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired. Identifiable intangible assets are subsequently amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If carrying amount exceeds fair value an impairment charge is recorded to income. Goodwill is not amortized and is reviewed on an annual basis for impairment. In evaluating goodwill, management does not track the separate fair value of the acquired entities, but instead measures the fair value of the entire company. At December 31, 2005 and 2004, management concluded that no intangible assets were impaired.

Derivative financial instruments
      The Company’s derivative financial instruments include commitments to potential borrowers for loans intended to be sold and related loan sale commitments to investors. All derivatives are recognized as assets or liabilities in the balance sheet and measured at fair value.

Retirement plan
      The Company accounts for directors’ post-retirement pension plan benefits on the net periodic pension cost method for financial reporting purposes. This method recognizes the compensation cost of an employee’s pension benefit over the employee’s approximate service period.

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
      A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. (See Note 13.)

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

Advertising costs
      Advertising costs are expensed as incurred.

Comprehensive income
      Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income (loss). The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,

	2005	2004	2003

Unrealized holding gains (losses) on securities available for sale	$(750)	$266	$(2,361)
Tax effect	93	44	237

Net-of-tax amount	(657)	310	(2,124)

Reclassification adjustment for gains (losses) realized in income	—	24	(86)
Tax effect	—	4	9

Net-of-tax amount	—	28	(77)

Total change	$(657)	$338	$(2,201)

Earnings per share
      Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period. There were no potentially dilutive common stock equivalents outstanding during the year ended December 31, 2005. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.
      The Company converted to a stock company on April 4, 2005, resulting in shares outstanding for a period less than twelve months during the year ended December 31, 2005. Earnings per share for each of the three-month periods ended September 30 and December 31, 2005 can be found in Note 21 to the consolidated financial statements.

Recent accounting pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. SFAS No. 123R will be effective beginning with the first interim or annual reporting period of the Company’s first fiscal year that begins after June 15, 2005, which would be January 1, 2006 for the Company. For public companies, the cost of employee services received

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period.
      The provisions of SFAS No. 123R do not have an impact on the Company’s results of operations at this time. However, as disclosed in the prospectus used in the Company’s stock offering related to the mutual-to-stock conversion, the Company expects to adopt a stock-based incentive plan in 2006, subject to shareholder approval. The granting of restricted stock awards and stock options under the stock-based incentive plan will increase the Company’s compensation costs in the periods in which such awards and options vest.
      In August 2005, the FASB issued an exposure draft which would amend FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. This proposed Statement would require that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this proposed Statement would permit an entity to choose either of the following subsequent measurement methods (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This proposed Statement also would require additional disclosures for all separately recognized servicing rights. This proposed Statement would be effective for new transactions occurring and for subsequent measurement in the earlier of the first fiscal year that begins after December 15, 2005, or fiscal years beginning during the fiscal quarter in which the final Statement is issued. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

2.	STOCK CONVERSION AND MERGER
      The Company completed its mutual-to-stock conversion (the “Conversion”) and related stock offering with the issuance of 5,577,419 shares of common stock, at an offering price of $10 per share, on April 4, 2005. An additional 2,511,479 shares, valued at $10 per share, were issued in connection with the acquisition of 100% of the outstanding common stock of Chart Bank, which was consummated immediately following the stock conversion. The cash portion of the consideration paid to Chart Bank shareholders totaled $21,535, resulting in a total purchase price of $46,650. The Company’s stock began trading on April 5, 2005, on the Nasdaq National Market, under the symbol “BFBC”.
      In connection with the Conversion, the Company established the Benjamin Franklin Bank Charitable Foundation (the “Foundation”), funded with a contribution of 400,000 shares of newly-issued Benjamin Franklin common stock. This contribution resulted in the recognition of expense in the second quarter of 2005 equal to the $10 offering price for each of the shares contributed, net of tax benefits. The Foundation provides funding to support charitable causes and community development activities in the communities served by the Company.
      As part of the Conversion, the Company established a liquidation account in the amount of $31,327 which is equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.
      The Company may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.
      The acquisition of Chart Bank was accounted for using the purchase method of accounting and the allocation of purchase price is as follows:

Final
Allocation
of Purchase
Price

Assets:
Cash and cash equivalents	$31,414
Securities	36,136
Loans, less allowance for loan losses	184,035
Premises and equipment	2,623
Goodwill	29,515
Core deposit intangible	5,488
Other assets	1,211

290,422

Liabilities:
Deposits	217,376
Borrowed funds	25,399
Other liabilities	997

243,772

Net assets acquired	$46,650

      The goodwill recognized in the acquisition of Chart Bank, in the amount of $29.5 million, is not tax deductible. Goodwill will not be amortized, but will be subject to periodic testing for impairment. Any impairment detected in the future as a result of such testing would result in a charge to earnings. Certain other purchase accounting adjustments, consisting of fair value adjustments of investments, loans, time deposits and borrowed funds and a core deposit intangible (Note 9), are being amortized/accreted into income over the estimated lives of those adjustments. The following table summarizes the Company’s estimated future amortization expense of the balance of these purchase accounting adjustments at December 31, 2005.

Year Ending December 31,	Amount

2006	$442
2007	552
2008	504
2009	374
2010	294
Thereafter	1,002

$3,168

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
      The results of Chart Bank are included in the results of the Company beginning April 4, 2005. The following condensed pro forma consolidated statements of operations for the years ended December 31, 2005 and 2004 assume that Chart Bank had been acquired as of January 1, 2005 and 2004 and include the purchase accounting adjustments. The pro forma information is theoretical in nature and is not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations that would have resulted had the Company acquired the stock of Chart Bank during the periods presented:

	Years Ended
	December 31,

	2005	2004

	(Unaudited)
Interest and dividend income	$38,553	$32,675
Interest expense	14,119	10,482

Net interest income	24,434	22,193
Provision for loan losses	716	740
Non-interest income	4,212	4,753
Non-interest expense	26,564	22,124

Income before income taxes	1,366	4,082
Income tax provision	1,320	1,689

Net income	$46	$2,393

      The pro forma results of operations for the year ended December 31, 2005 include a net $1.0 million loss on sale/write-down of bank-owned land and a $4.0 million expense for the contribution of 400,000 shares of Benjamin Franklin Bancorp common stock to the Foundation. Tax benefits have been reflected for the $4.0 million Foundation contribution, but no tax benefit has been recognized for the $1.0 loss on sale/write-down of bank owned land. These results also include $709,000 of non-tax deductible merger-related expenses recorded by Chart Bank during the period from January 1, 2005 to April 4, 2005.

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS
      The Bank is required to maintain daily average balances on hand or with the Federal Reserve Bank. At December 31, 2005 and 2004, these reserve balances amounted to $200.

4.	SHORT-TERM INVESTMENTS
      Short-term investments consist of the following:

	December 31,

	2005	2004

Federal funds sold	$10,777	$4,380
Money market accounts	1,274	1,133

	$12,051	$5,513

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

5.	SECURITIES
      The amortized cost and fair value of securities with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2005:
Securities available for sale:
Government-sponsored enterprise obligations	$86,141	$1	$(648)	$85,494
Other bonds and obligations	4,719	—	(28)	4,691
Mortgage-backed securities	34,107	15	(1,928)	32,194

	$124,967	$16	$(2,604)	$122,379

Securities held to maturity:
Mortgage-backed securities	$109	$—	$—	$109

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2004:
Securities available for sale:
Government-sponsored enterprise obligations	$33,607	$2	$(303)	$33,306
Other bonds and obligations	5,055	—	(41)	5,014
Mortgage-backed securities	49,246	41	(1,537)	47,750

	$87,908	$43	$(1,881)	$86,070

Securities held to maturity:
Mortgage-backed securities	$217	$4	$—	$221

      The amortized cost and estimated fair value of debt securities, excluding mortgage-backed securities, by contractual maturity at December 31, 2005 is as follows. Expected maturities will differ from contractual maturities on certain securities because of call or prepayment provisions.

	Amortized	Fair
	Cost	Value

Within 1 year	$40,403	$40,158
After 1 year through 5 years	50,457	50,027

	$90,860	$90,185

      Proceeds from the sale of securities available for sale during the years ended December 31, 2004 and 2003 amounted to $5,591 and $30,886, respectively. Gross gains of $15 and $189, and gross losses of $39 and $103, were realized during the years ended December 31, 2004 and 2003, respectively. There was no sale of securities during the year ended December 31, 2005.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
      Information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve
	Months		Over Twelve Months

	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

December 31, 2005:
Government-sponsored enterprise obligations	$235	$36,670	$413	$48,824
Other bonds and obligations	10	3,001	18	1,690
Mortgage-backed securities	—	—	1,928	32,303

Total temporarily impaired securities	$245	$39,671	$2,359	$82,817

December 31, 2004:
Government-sponsored enterprise obligations	$267	$26,275	$36	$6,024
Other bonds and obligations	41	5,014	—	—
Mortgage-backed securities	37	3,031	1,500	43,629

Total temporarily impaired securities	$345	$34,320	$1,536	$49,653

      The above unrealized losses on debt securities at December 31, 2005 represent 2.08% of the securities’ amortized cost and reflect temporary declines in fair value attributable to changes in market interest rates. As management has both the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

6.	LOANS
      A summary of the balances of loans follows:

	December 31,

	2005	2004

Mortgage loans on real estate:
Residential	$286,204	$241,090
Commercial	209,009	85,911
Construction	60,399	28,651
Home equity	32,419	23,199

	588,031	378,851

Other loans:
Commercial	19,162	4,375
Consumer	2,395	2,170

	21,557	6,545

Total loans	609,588	385,396
Allowance for loan losses	(5,670)	(3,172)
Net deferred loan costs	1,214	1,149

Loans, net	$605,132	$383,373

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
      An analysis of the allowance for loan losses follows:

	Years Ended December 31,

	2005	2004	2003

Balance at beginning of year	$3,172	$2,523	$2,312
Allowance added from acquisition of Chart Bank	1,812	—	—
Provision for loan losses	686	620	625
Recoveries	79	46	123
Charge-offs	(79)	(17)	(537)

Balance at end of year	$5,670	$3,172	$2,523

      The following is a summary of impaired and non-accrual loans:

	December 31,

	2005	2004

Total impaired loans, all with valuation allowances	$264	$334

Valuation allowances related to impaired loans	$140	$210

Non-accrual loans	$465	$334

Loans greater than 90 days delinquent and still accruing	$2	$3

	Years Ended
	December 31,

	2005	2004	2003

Average recorded investment in impaired loans	$266	$395	$568

Interest income recognized on a cash basis on impaired loans	$12	$—	$30

      No additional funds are committed to be advanced in connection with impaired loans.
      At December 31, 2005 and 2004, loans with a principal balance of $12,320 and $16,161, respectively, were pledged to the Federal Reserve Bank of Boston as part of the Borrower-in-Custody advance program for which there are no outstanding advances as of December 31, 2005 and 2004.

7.	SERVICING
      Loans serviced by the Bank for others amounted to $122,447 and $130,559 at December 31, 2005 and 2004, respectively. All loans sold and serviced for others were sold without recourse provisions.
      Mortgage servicing rights included in other assets at December 31, 2005 and 2004 were $503 and $653, respectively. The fair value of mortgage servicing rights was $943 and $1,001 at December 31, 2005 and 2004, respectively. Information applicable to mortgage servicing rights is as follows:

	Years Ended December 31,

	2005	2004	2003

Mortgage servicing rights capitalized	$132	$241	$865

Mortgage servicing rights amortized	$282	$450	$892

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

8.	PREMISES AND EQUIPMENT
      A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
			Estimated
	2005	2004	Useful Lives

Premises:
Land	$3,121	$4,357
Buildings and improvements	11,264	10,614	5-39 years
Equipment	6,174	4,585	2-10 years

	20,559	19,556
Less accumulated depreciation	(9,392)	(8,409)

	$11,167	$11,147

      Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $983, $679 and $872, respectively.
      The Company leases two of its branch offices under lease agreements from entities owned and managed by a Director of the Company. Pursuant to the terms of these noncancelable lease agreements in effect at December 31, 2005, pertaining to banking premises, future minimum rent commitments under the operating leases are as follows:

Year Ending December 31,	Amount

2006	$236
2007	236
2008	131
2009	98
2010	98

$799

      The leases contain options to extend for periods of five years. The cost of such rentals is not included above. Total rent expense for the year ended December 31, 2005 amounted to $176. No rental expense was incurred during the years ended December 31, 2004 and 2003.

9.	IDENTIFIABLE INTANGIBLE ASSETS
      The Company recorded an identifiable intangible asset for core deposits in connection with its 1998 acquisition of Foxboro National Bank and its 2005 acquisition of Chart Bank. The resulting core deposit intangible assets are being amortized over periods of 7 years on the straight-line basis and 15 years on the double declining balance method, respectively. The net book value of this asset at December 31, 2005 and 2004 is as follows:

	December 31,

	2005	2004

Core deposit intangible	$6,756	$1,268
Accumulated amortization	(2,623)	(1,223)

	$4,133	$45

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
      Amortization expense, relating solely to the core deposit intangible, was $1,400, $181 and $181 for each of the years ended December 31, 2005, 2004 and 2003, respectively. Expected future amortization expense as of December 31, 2005 is as follows:

Year Ending December 31,	Amount

2006	$1,064
2007	779
2008	574
2009	408
2010	310
Thereafter	998

$4,133

10.	DEPOSITS
      A summary of deposit balances, by type, is as follows:

	December 31,

	2005	2004

Demand deposits	$124,396	$87,776
NOW	32,147	22,460
Regular and other savings	97,960	95,875
Money market deposits	94,347	53,167

Total non-certificate accounts	348,850	259,278

Term certificates less than $100,000	157,933	97,114
Term certificates of $100,000 or more	104,890	40,107

Total certificate accounts	262,823	137,221

Total deposits	$611,673	$396,499

      A summary of term certificate accounts by maturity is as follows:

	December 31, 2005		December 31, 2004

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Within 1 year	$204,459	3.47%	$98,965	2.22%
Over 1 year to 3 years	51,066	3.71	32,767	2.90
Over 3 years to 5 years	7,298	4.17	5,489	3.30

	$262,823	3.53%	$137,221	2.42%

11.	SHORT-TERM BORROWINGS
      There were no short-term borrowings outstanding at December 31, 2005. At December 31, 2004, short-term borrowings consisted of Federal Home Loan Bank (“FHLB”) advances in the amount of $4,250 with a weighted average rate of 2.53% at December 31, 2004. The advances are secured by a blanket lien on qualified collateral as described in Note 12.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

12.	LONG-TERM DEBT
      Long-term debt consists of the following:

	December 31,

	2005	2004

FHLB fixed-rate advances	$128,936	$72,000
Subordinated debt issued to trust subsidiary	9,000	9,000
Secured borrowing	2,403	—

	$140,339	$81,000

FHLB Advances
      Additional information pertaining to FHLB advances at December 31, 2005 and 2004 is as follows:

	December 31, 2005		December 31, 2004

		Weighted		Weighted
		Average		Average
Maturity Date	Amount	Rate	Amount	Rate

2006	$8,936	3.00%	$7,000	3.05%
2007	23,000	3.25	23,000	3.25
2008	27,000	4.09	6,000	3.53
2009*	6,000	4.91	6,000	4.91
2010*	34,000	4.19	—	—
2011*	30,000	4.38	30,000	4.38

	$128,936	4.00%	$72,000	3.87%

*	Includes advances in aggregate of $46,000 that are callable in 2006.
      The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. At December 31, 2005 and 2004, borrowings under the line were limited to $500, none of which was outstanding.
      FHLB borrowings are limited to 2% of the Bank’s total assets. All borrowings from the Federal Home Loan Bank are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property. At December 31, 2005 and 2004, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $268,249 and $220,513, respectively.

Subordinated Debt
      During the fourth quarter of 2002, the Company raised net proceeds of $8.7 million in a sale of $9.0 million of subordinated debentures to Benjamin Franklin Capital Trust I (the “Trust”), a wholly-owned subsidiary of the Company. The Trust funded the purchase by participating in a pooled offering of 9,000 capital securities representing preferred ownership interests in the assets of the Trust with a liquidation value of $1,000 each. Using interest payments made by the Company on the debentures, the Trust will pay quarterly dividends to preferred security holders. The percentage rate of interest payable on the subordinated debentures and the cumulative dividends payable quarterly on the preferred securities is 6.94% for the first five years and thereafter will be at a rate equal to the three-month Libor rate plus

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
3.45%. The Company has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the Trust may defer dividend distributions for up to five years. The debentures and the preferred securities mature in November 2032 unless the Company elects and obtains regulatory approval to accelerate the maturity date to November 2007 or thereafter.
      The outstanding preferred securities may be included in regulatory Tier 1 capital (See Note 15), subject to a limitation that such amounts not exceed 25% of Tier 1 capital. At December 31, 2005 and 2004, preferred securities aggregating $9,000 are included in Tier 1 capital. Deferred debt financing costs are included in other assets and are amortized over the life of the debentures.

Secured Borrowing
      As of December 31, 2005, the Bank has a participating interest in a commercial loan which provides the Bank with the optional right to repurchase the participation at par. The Bank recorded the transfer as a secured borrowing and the outstanding par value of the participation amounted to $2,403 at December 31, 2005.

13.	INCOME TAXES
      Allocation of the federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,

	2005	2004	2003

Current tax provision:
Federal	$2,394	$809	$863
State	662	244	125

	3,056	1,053	988

Deferred tax benefit:
Federal	(2,012)	(139)	(73)
State	(365)	(38)	(44)

	(2,377)	(177)	(117)
Change in valuation reserve	433	16	(52)

	(1,944)	(161)	(169)

Total tax provision	$1,112	$892	$819

      The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,

	2005	2004	2003

Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax	12.7	5.3	2.1
Change in valuation reserve	28.1	0.6	(2.1)
Officers’ life insurance	(5.4)	(2.4)	(3.4)
Other, net	2.7	(2.9)	2.1

Effective tax rates	72.1%	34.6%	32.7%

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
      The components of the net deferred tax asset are as follows:

	December 31,

	2005	2004

Deferred tax liability:
Federal	$(2,371)	$(1,181)
State	(787)	(384)

	(3,158)	(1,565)

Deferred tax asset:
Federal	5,873	3,547
State	891	431

	6,764	3,978
Valuation reserve	(2,722)	(2,289)

	4,042	1,689

Net deferred tax asset	$884	$124

      The tax effect of each item that gives rise to deferred taxes are as follows:

	December 31,

	2005	2004

Allowance for loan losses	$2,028	$1,212
Employee benefit plans	465	177
Net unrealized loss on securities available for sale	262	169
Depreciation and amortization	(937)	(615)
Net deferred loan costs	(497)	(470)
Mortgage servicing rights	(205)	(267)
Capital loss carryforward	2,149	2,289
Write-down of land	573	—
Charitable contribution carryover	1,113	—
Purchase accounting adjustments	(1,433)	(121)
Other, net	88	39

	3,606	2,413
Valuation reserve	(2,722)	(2,289)

Deferred tax asset	$884	$124

      At December 31, 2005, the Company has a capital loss carryover of $6,353 available to offset future capital gains, of which $6,321 expires in 2006 and $32 expires in 2009. The change in the valuation reserve for the years ended December 31, 2005 and 2004 is due to the change in the capital loss carryforward, and the write-down of land for which no tax benefit can be recognized.
      The federal income tax reserve for loan losses at the Bank’s base year amounted to $3,055. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
which used. As the Bank intends to use the reserve only to absorb loan losses, a deferred tax liability of $1,253 has not been provided.

14.	OTHER COMMITMENTS AND CONTINGENCIES
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
      At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,

	2005	2004

Commitments to grant loans	$30,420	$15,470
Unadvanced funds on construction loans	24,420	20,338
Unadvanced funds on home equity lines-of-credit	39,896	28,260
Unadvanced funds on commercial lines-of-credit	19,547	4,391
Unadvanced funds on personal lines-of-credit	2,457	2,130
Commercial letter of credit	1,412	—
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
      Commercial letters-of-credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments.

Derivative financial instruments
      Loan commitments pertaining to loans that the Company is originating for sale are, by definition, derivative financial instruments. The Bank enters into investor loan sale commitments to mitigate the

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
interest rate risk inherent in fixed-rate loan commitments. These sale commitments also meet the characteristics of a derivative financial instrument. These transactions involve both credit and market risk.
      Loan commitments with individual borrowers require the Bank to originate a loan upon completion of various underwriting requirements, and may lock an interest rate at the time of commitment. In turn, the Bank generally enters into investor loan sale commitments which represent agreements to sell these loans to investors at a predetermined price. If the individual loan is not available for sale (i.e. the loan does not close), the Bank may fill the commitment with a similar loan, or pay a fee to terminate the contract. At December 31, 2005 and 2004, the Bank had $648 and $1,145, respectively, in commitments to grant mortgage loans under rate lock agreements with borrowers. At December 31, 2005 and 2004, the Bank had $648 and $1,145, respectively, in outstanding investor loan sale commitments. The fair value of these derivative financial instruments is zero at the date of commitment and subsequent changes are not material.

Other contingencies
      Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

15.	MINIMUM REGULATORY CAPITAL REQUIREMENTS
      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Bank holding companies are not covered by the prompt corrective action provisions of the capital guidelines.
      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
      As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table.

					Minimum to be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005:
Total capital to risk weighted assets:
Consolidated	$87,212	15.3%	$45,614	8.0%	N/A	N/A
Bank	61,393	10.8	45,528	8.0	$56,910	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	81,543	14.3	22,807	4.0	N/A	N/A
Bank	55,724	9.8	22,764	4.0	34,146	6.0
Tier 1 capital to average assets:
Consolidated	81,543	9.9	33,115	4.0	N/A	N/A
Bank	55,724	6.7	33,085	4.0	41,356	5.0
December 31, 2004:
Total capital to risk weighted assets:
Consolidated	$40,876	12.5%	$26,200	8.0%	N/A	N/A
Bank	40,022	12.3	26,125	8.0	$32,656	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	37,704	11.5	13,100	4.0	N/A	N/A
Bank	36,850	11.3	13,062	4.0	19,594	6.0
Tier 1 capital to average assets:
Consolidated	37,704	7.3	20,545	4.0	N/A	N/A
Bank	36,850	7.2	20,513	4.0	25,641	5.0

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
      A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	December 31, 2005		December 31, 2004

	Consolidated	Bank	Consolidated	Bank

	(In thousands)
Total stockholders’ equity per financial statements	$108,112	$91,293	$31,328	$39,474
Adjustments for Tier 1 capital:
Goodwill	(33,763)	(33,763)	(4,248)	(4,248)
Intangible assets	(4,133)	(4,133)	(45)	(45)
Trust preferred securities	9,000	—	9,000	—
Accumulated losses on securities available for sale, net of tax	2,326	2,326	1,669	1,669

Total Tier 1 capital	81,542	55,723	37,704	36,850

Adjustments for total capital:
Allowance for loan losses	5,670	5,670	3,172	3,172

Total capital per regulatory reporting	$87,212	$61,393	$40,876	$40,022

16.     RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES
      Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. While Federal regulations limit the amount of dividends that may be paid at any date to the retained earnings of the Bank, for State regulatory purposes, the approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of the Bank’s net profits for that year combined with its retained net profits of the preceding two years. Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.
      At December 31, 2005, the Bank’s total retained earnings available for the payment of dividends was $35,001. Accordingly, $56,244 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2005. Funds available for loans or advances by the Bank to the Company amounted to $9,100.
      In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements, or would impair the liquidation account established for the benefit of the Bank’s eligible account holders and supplemental account holders at the time of the Conversion.

17.	EMPLOYEE BENEFIT PLANS

401(k) plan
      The Bank adopted a 401(k) savings plan, which provides for voluntary contributions by participating employees up to seventy-five percent of their compensation, subject to certain limitations. Under the terms of the plan, the Bank at its discretion will match two hundred percent of an employee’s contribution to the 401(k) plan subject to a maximum of 6% of the employee’s compensation. Total expense under the 401(k) plan for the years ended December 31, 2005, 2004 and 2003, amounted to $398, $334 and $437, respectively.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

Supplemental retirement plans
      The Bank has adopted a Supplemental Executive Retirement Plan, which provides for certain of the Bank’s executives to receive monthly benefits upon retirement, subject to certain limitations as set forth in the Plan and a Benefit Restoration Plan which provides for restorative payments equal to (1) the amount of additional benefits the participants would receive under the 401(k) plan if there were no income limitations imposed by the Internal Revenue and (2) projected allocation under the ESOP plan as if the participant had continued through the full vesting term of the plan upon retirement. The present value of these future benefits is accrued over the executives’ terms of employment, and the expense for the years ended December 31, 2005, 2004 and 2003 amounted to $247, $197 and $101, respectively.

Director fee continuation plan
      Effective April 4, 2005, the Company established an unfunded director fee continuation plan which provides certain benefits to all eligible non-employee members of the boards of directors of the Company and Bank upon retirement. Information pertaining to the activity in the plan follows:

Year Ended
December 31, 2005

Change in benefit obligation:
Benefit obligation at inception for prior service cost	$824
Service cost	110
Interest cost	34
Change in discount rate	(10)
Actuarial gain	(170)

Benefit obligation at end of year	788

Fair value of plan assets at end of year	—

Funded status	(788)
Unrecognized net actuarial gain	(179)
Unrecognized prior service cost	746

Accrued pension cost	$(221)

Accumulated benefit obligation at end of year	$(599)

      The assumptions used to determine the benefit obligation are as follows:

December 31,
2005

Discount rate	5.75%
Rate of fee increase	2.00%
      The components of net periodic pension cost are as follows:

Year Ended December 31,
2005

Service cost	$110
Interest cost	34
Amortization of prior service cost	77

$221

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
      The assumptions used to determine net periodic pension cost are as follows:

Year Ended December 31,
2005

Discount rate	5.75%
Annual salary increase	2.00
      Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending December 31,	Amount

2006	$23
2007	112
2008	165
2009	184
2010	184
Years 2011-2015	262

Executive employment and change in control agreements
      Effective April 4, 2005, the Bank entered into Executive Employment Agreements with the President and the Chief Financial Officer for an initial term of three years. These agreements provide for, among other things, an annual base salary and severance upon termination of employment. However, such employment may be terminated for cause, as defined, without incurring any continuing obligation. These agreements also provide for automatic extensions such that, at any point in time, the then-remaining term of employment shall be three years.
      The Company also entered into Change in Control Agreements with five of its senior officers on April 4, 2005. These agreements provide for a lump sum severance payment equal to either one or two times the officer’s annual compensation, as defined, and certain other benefits upon termination of the officer’s employment under certain circumstances within two years after a change in control.

Employee Stock Ownership Plan
      As part of the Conversion, the Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its eligible employees. The Company provided a loan to the Benjamin Franklin Bank Employee Stock Ownership Trust of $5,538 which was used to purchase 478,194 shares of the Company’s outstanding stock. The loan bears interest equal to 5.75% and provides for annual payments of interest and principal over the 30-year term of the loan.
      At December 31, 2005, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount

2006	$76
2007	79
2008	83
2009	88
2010	94
Thereafter	4,906

$5,326

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
      The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP.
      Shares held by the ESOP include the following at December 31, 2005:

December 31,
2005

Allocated	—
Committed to be allocated	15,940
Unallocated	462,254

478,194

      As ESOP shares are earned by participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense recognized in connection with the ESOP was $197 for the year ended December 31, 2005.

18.	LOANS TO RELATED PARTIES
      In the ordinary course of business, the Bank grants loans to its officers and directors and their affiliates as follows:

	Years Ended
	December 31,

	2005	2004

Beginning balance	$2,082	$2,563
Originations	455	369
Payments and change in status	(1,189)	(850)

Ending balance	$1,348	$2,082

      The Company leases two of its branch offices under noncancelable operating lease agreements from entities owned and managed by a Director of the Company (see Note 8.)

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
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
      Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for residential mortgage loans, commercial real estate and investment property mortgage loans, commercial and industrial loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using the lower of underlying collateral values or cost.
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
      The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$65,750	$65,750	$14,204	$14,204
Securities available for sale	122,379	122,379	86,070	86,070
Securities held to maturity	109	109	217	221
Restricted equity securities	10,012	10,012	6,975	6,975
Loans, net	605,132	591,577	383,373	383,875
Accrued interest receivable	3,045	3,045	1,490	1,490
Financial liabilities:
Deposits	611,673	610,456	396,499	395,947
Short-term borrowings	—	—	4,250	4,250
Long-term debt	140,339	136,715	81,000	80,337
Accrued interest payable	553	553	324	324

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

20.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
      Financial information pertaining only to Benjamin Franklin Bancorp, Inc. is as follows:
BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands)
Assets
Cash due from Benjamin Franklin Bank	$17,432	$—
Investment in common stock of Benjamin Franklin Bank	91,245	39,474
Loan to Benjamin Franklin Bank ESOP	5,326	—
Other assets	3,142	933

Total assets	$117,145	$40,407

Liabilities and Stockholders’ Equity
$ 9,000 Subordinated debt issued to trust subsidiary	$9,000
Other liabilities	33	79

Total liabilities	9,033	9,079
Stockholders’ equity	108,112	31,328

Total liabilities and stockholders’ equity	$117,145	$40,407

STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

Income:
Dividends from Benjamin Franklin Bank	$633	$635	$854
Interest on investments	464	6	—

Total income	1,097	641	854
Contribution to Benjamin Franklin Bank Charitable Foundation	4,000	—	—
Other operating expenses	642	646	700

Income before income taxes and equity in undistributed net income of Benjamin Franklin Bank	(3,545)	(5)	154
Applicable income tax benefit	(1,420)	(218)	(237)

	(2,125)	213	391
Equity in undistributed net income of Benjamin Franklin Bank	2,556	1,476	1,297

Net income	$431	$1,689	$1,688

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$431	$1,689	$1,688
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Benjamin Franklin Bank	(2,556)	(1,476)	(1,297)
Contribution to Benjamin Franklin Bank Charitable Foundation	4,000	—
Decrease (increase) in other assets	(2,192)	157	(174)
Increase (decrease) in other liabilities	—	(2)	(24)
Other, net	—	(574)	—
	—

Net cash provided by operating activities	(317)	(206)	193

Cash flows from investing activities:
Investment in Benjamin Franklin Bank	(30,120)	—	—
Loan to ESOP	(5,538)	—	—
Repayment of ESOP loan	212	—	—
Other, net	(40)	—	—

Net cash used for investing activities	(35,486)	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	53,721	—	—
Cash dividends paid on common stock	(486)	—	—

Net cash used for financing activities	53,235	—	—

Net increase (decrease) in cash and cash equivalents	17,432	(206)	193
Cash and cash equivalents at beginning of year	—	206	13

Cash and cash equivalents at end of year	$17,432	$—	$206

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(Dollars in Thousands)

21.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,

	2005				2004

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Interest and dividend income	$10,207	$10,029	$9,186	$5,713	$5,572	$5,419	$4,943	$4,861
Interest expense	4,196	3,709	3,128	2,084	2,007	1,757	1,661	1,607

Net interest income	6,011	6,320	6,058	3,629	3,565	3,662	3,282	3,254
Provision for loan losses	38	152	328	168	150	150	150	170

Net interest income, after provision for loan losses	5,973	6,168	5,730	3,461	3,415	3,512	3,132	3,084
Non-interest income	1,436	1,314	245	492	457	444	528	695
Non-interest expenses	5,332	5,339	9,142 (1)	3,463	3,230	3,145	3,184	3,127

Income (loss) before income taxes	2,077	2,143	(3,167)	490	642	811	476	652
Provision (benefit) for income taxes	764	814	(625)	159	266	277	153	196

Net income (loss)	$1,313	$1,329	$(2,542)	$331	$376	$534	$323	$456

Earnings per common share:
Basic	$0.16	$0.16	n/a	n/a	n/a	n/a	n/a	n/a

Diluted	$0.16	$0.16	n/a	n/a	n/a	n/a	n/a	n/a

(1)	Includes $4.0 million Foundation contribution and $1.0 million net loss on sale/writedown of bank-owned land.