Form 10-Q
period 2006-03-31
Benjamin Franklin Bancorp, Inc.
filed 2006-05-09
CIK 1302176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                        Accelerated filer ☐                                       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                No ☑
Shares outstanding of the registrant’s common stock (no par value) at May 9, 2006: 8,488,898

     PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$19,247	$16,499
Cash supplied to ATM customers	33,137	37,200
Short-term investments	24,720	12,051

Total cash and cash equivalents	77,104	65,750

Securities available for sale, at fair value	129,349	122,379
Securities held to maturity, at amortized cost	80	109
Restricted equity securities, at cost	10,012	10,012

Total securities	139,441	132,500

Loans
Residential real estate	296,476	286,204
Commercial real estate	217,227	209,009
Construction	51,191	60,399
Commercial business	19,409	19,162
Consumer	36,272	34,814
Net deferred loan costs	1,188	1,214

Total loans, gross	621,763	610,802
Allowance for loan losses	(5,666)	(5,670)

Total loans, net	616,097	605,132

Premises and equipment, net	11,152	11,167
Accrued interest receivable	3,235	3,045
Bank-owned life insurance	7,516	7,451
Goodwill	33,763	33,763
Identifiable intangible asset	3,832	4,133
Other assets	3,938	4,116

	$896,078	$867,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Regular savings	$98,706	$97,960
Money market accounts	117,753	94,347
Now accounts	30,790	32,147
Demand deposit accounts	123,940	124,396
Time deposit accounts	280,964	262,823

Total deposits	652,153	611,673

Long-term debt	127,945	140,339
Other liabilities	7,221	6,933

Total liabilities	787,319	758,945

Common stock, no par value; 75,000,000 shares authorized; 8,488,898 shares issued and outstanding	—	—
Additional paid-in capital	82,857	82,849
Retained earnings	33,956	32,942
Unearned compensation	(5,307)	(5,353)
Accumulated other comprehensive loss	(2,747)	(2,326)

Total stockholders’ equity	108,759	108,112

	$896,078	$867,057

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Interest and dividend income:
Loans, including fees	$8,842	$4,892
Debt securities	1,262	661
Dividends	120	68
Short-term investments	216	93

Total interest and dividend income	10,440	5,714

Interest expense:
Interest on deposits	3,102	1,232
Interest on borrowings	1,426	853

Total interest expense	4,528	2,085

Net interest income	5,912	3,629
Provision for loan losses	6	168

Net interest income, after provision for loan losses	5,906	3,461

Non-interest income:
ATM servicing fees	625	—
Deposit service fees	329	207
Loan servicing fees	122	72
Gain on sale of loans, net	65	15
Income from bank-owned life insurance	65	59
Miscellaneous	191	140

Total non-interest income	1,397	493

Non-interest expense:
Salaries and employee benefits	2,721	2,014
Occupancy and equipment	666	440
Data processing	448	337
Professional fees	365	129
Amortization of core deposit intangible	301	45
Other general and administrative	817	500

Total non-interest expense	5,318	3,465

Income before income taxes	1,985	489
Provision for income taxes	717	159

Net income	$1,268	$330

Weighted-average shares outstanding:
Basic	8,026,644	n/a
Diluted	8,026,644	n/a

Earnings per share:
Basic	$0.16	n/a
Diluted	$0.16	n/a
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity
Balance at December 31, 2004	—	$—	$—	$32,997	$—	$(1,669)	$31,328

Comprehensive income (loss):
Net income	—	—	—	330	—	—	330
Net unrealized loss on securities available for sale, net of tax effects				—		(858)	(858)

Total comprehensive loss							(528)

Balance at March 31, 2005	—	$—	$—	$33,327	$—	$(2,527)	$30,800

Balance at December 31, 2005	8,488,898	$—	$82,849	$32,942	$(5,353)	$(2,326)	$108,112

Comprehensive income (loss):
Net income	—	—	—	1,268	—	—	1,268
Net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	(421)	(421)

Total comprehensive income							847

Dividends declared ($.03 per share)	—	—	—	(254)	—	—	(254)
Release of ESOP stock	—	—	8	—	46	—	54

Balance at March 31, 2006	8,488,898	$—	$82,857	$33,956	$(5,307)	$(2,747)	$108,759

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,268	$330
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of securities, net	(177)	118
Amortization (accretion) of loans, net	(46)	39
Provision for loan losses	6	168
Accretion of deposit and borrowings, net	(17)	—
Amortization of mortgage servicing rights	64	76
Depreciation and amortization	250	184
Amortization of core deposit intangible	301	45
Amortization of unearned compensation	54	—
Deferred income tax benefit	(174)	(22)
Income from bank-owned life insurance	(65)	(59)
Gains on sales of loans, net	(65)	(15)
Loans originated for sale	(5,879)	(4,425)
Proceeds from sales of loans	5,944	4,440
Increase in accrued interest receivable	(190)	(102)
Other, net	607	(165)

Net cash provided by operating activities	1,881	612

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, calls, and principal repayments	12,577	4,477
Purchases	(19,843)	(3,647)
Principal repayments on held-to-maturity securities	29	30
Purchases of mortgage loans	(16,118)	(288)
Loan repayments (originations), net	5,199	(10,884)
Additions to premises and equipment	(220)	(231)

Net cash used for investing activities	(18,376)	(10,543)

(Continued)
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from financing activities:
Net increase in deposits	40,506	18,211
Funds received in stock subscription offering, net of costs incurred in connection with stock offering and impending merger	—	50,778
Net repayments of short-term borrowings	—	(4,250)
Net repayments of long-term debt	(12,403)	—
Dividends paid on common stock	(254)	—

Net cash provided by financing activities	27,849	64,739

Net change in cash and cash equivalents	11,354	54,808
Cash and cash equivalents at beginning of period	65,750	14,204

Cash and cash equivalents at end of period	$77,104	$69,012

Supplemental cash flow information:
Interest paid on deposits	$3,655	$1,231
Interest paid on short-term borrowings	—	1
Interest paid on long-term debt	1,382	849
Income taxes paid	132	193
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of presentation and consolidation

The accompanying unaudited consolidated interim financial statements include the accounts of Benjamin Franklin Bancorp, Inc. (the “Company’’) and its wholly-owned subsidiary, Benjamin Franklin Bank (the “Bank’’). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. SFAS No. 123R became effective as of January 1, 2006 for the Company. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally is now measured at fair value at the grant date. The grant date fair value is required to be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost must be recognized over the requisite service period, often the vesting period.

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

In August 2005, the FASB issued an exposure draft that would amend FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. This proposed Statement would require that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this proposed Statement would permit an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This proposed Statement also would require additional disclosures for all separately recognized servicing rights. This proposed Statement would be effective for new transactions occurring and for subsequent measurement in the earlier of the first fiscal year that begins after September 15, 2006, or fiscal years beginning during the fiscal quarter in which the final Statement is issued. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

2.	Commitments

Outstanding loan commitments totaled $128.5 million at March 31, 2006, compared to $118.2 million as of December 31, 2005. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit. Further, on April 28, 2006, the Company committed to purchase a pool of adjustable-rate mortgage loans with an aggregate principal balance of approximately $20 million.

On May 2, 2006, the Company entered into a purchase and sale agreement to sell the property it owns at 500 West Central St., Franklin, MA. The sale price is $825,000 and the closing is expected within the next twelve months. The Company’s carrying value for this property is $634,000.

3.	Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There were no potentially dilutive common stock equivalents outstanding during the quarter ended March 31, 2006. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share are not presented for the three months ended March 31, 2005, because the Company did not complete its public offering until April 4, 2005.
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
Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2005 Annual Report on Form 10-K, the Company considers its critical accounting policies to be those associated with income taxes, intangible assets and the determination of the allowance for loan losses. The Company’s critical accounting policies have not changed since December 31, 2005.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005
Overview
Total assets increased by $29.0 million, or 3.3%, from $867.1 million at December 31, 2005 to $896.1 million at March 31, 2006. Asset growth was nearly evenly split between cash/cash equivalents, which increased by $11.4 million or 17.3% and loans, which increased by $11.0 million or 1.8% during the quarter. Growth in assets was funded primarily by increases in deposit balances aggregating $40.5 million, or 6.6%, offset by a $12.4 million, or 8.8%, decrease in borrowed funds.
Investment Activities
Cash and cash equivalent balances increased by $11.4 million to $77.1 million at March 31, 2006 when compared to December 31, 2005. Of that increase, $2.7 million was due to an increase in cash and correspondent balances, exclusive of a $4.1 million decrease in cash supplied to customers of Creative Strategic Solutions, Inc. (“CSSI”), the Bank’s ATM servicing subsidiary. The decline in CSSI-managed cash was the result of normal seasonal fluctuations. Over the same period, short-term investments, comprised of overnight fed funds sold ($22.1 million) and money market funds ($2.6 million), increased $12.7 million to $24.7 million at March 31, 2006. The higher level of short-term investments at quarter-end was the result of the Bank’s successful deposit account promotions during the quarter. The Company expects to invest the majority of those funds in loans during the second quarter of 2006.
At March 31, 2006, the Company’s investment portfolio amounted to $139.4 million, or 15.6% of total assets. When compared to year end 2005, securities increased by $6.9 million, or 5.2%, at March 31, 2006. The increase was generally consistent with overall growth in the balance sheet during the quarter. The following table sets forth certain information regarding the amortized cost and market values of the Company’s securities at the dates indicated:

	March 31, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
Government-sponsored enterprise obligations	$97,183	$96,437	$86,141	$85,494
State agency and municipal obligations	2,210	2,183	2,211	2,191
Corporate bonds and other obligations	—	—	2,508	2,500
Mortgage-backed securities	33,017	30,729	34,107	32,194

Total securities available for sale	$132,410	$129,349	$124,967	$122,379

Securities held to maturity:

Mortgage-backed securities	$80	$80	$109	$109

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$7,496	$7,496	$7,496	$7,496
Access Capital Strategies Community Investment Fund	2,000	2,000	2,000	2,000
SBLI & DIF stock	516	516	516	516

Total equity securities	$10,012	$10,012	$10,012	$10,012

Lending Activities
The Company’s net loan portfolio aggregated $616.1 million on March 31, 2006, or 68.8% of total assets on that date. As of December 31, 2005, the net loan portfolio totaled $605.1 million, or 69.8% of total assets. The following table sets forth the composition of the loan portfolio at the dates indicated:

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$296,476	47.77%	$286,204	46.95%
Commercial	217,227	35.00%	209,009	34.29%
Construction	51,191	8.25%	60,399	9.91%
Home equity	34,038	5.48%	32,419	5.32%

	598,932	96.51%	588,031	96.46%

Other loans:
Commercial	19,409	3.13%	19,162	3.14%
Consumer	2,234	0.36%	2,395	0.39%

	21,643	3.49%	21,557	3.54%

Total loans	620,575	100.00%	609,588	100.00%

Other items:
Deferred loan origination costs	1,188		1,214
Allowance for loan losses	(5,666)		(5,670)

Total loans, net	$616,097		$605,132

The net loan portfolio increased by $11.0 million, or 1.8%, during the first three months of 2006. The increase was principally a result of growth in residential mortgage loans (up $10.3 million or 3.6%) and commercial real estate loans (up $8.2 million or 3.9%), offset by a decrease in construction loans outstanding of $9.2 million, a reduction of 15.2%. The decrease in construction loans represents normal fluctuation in this portfolio, and is likely temporary. The increase in residential mortgage loans resulted primarily from the purchase of two whole loan pools, consisting of adjustable rate loans collateralized by Massachusetts properties. On April 28, 2006, the Bank further committed to the purchase of a whole loan pool of adjustable-rate mortgage loans in the amount of approximately $20.0 million. With regard to commercial lending, although the net increase in commercial credits during the quarter was small, the Company remains committed to expanding this segment of its lending business over the next several years.
Non-performing Assets
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates):

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$61	$184
Commercial mortgage	25	—
Construction	—	—
Commercial	245	256
Consumer and other	—	25

Total non-accrual loans	331	465

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	0	0
Commercial mortgage	0	0
Construction	0	0
Commercial	0	0
Consumer and other	8	2

Total loans 90 days and still accruing	8	2

Total non-performing loans	$339	$467

Ratios:
Non-performing loans to total loans	0.05%	0.08%
Non-performing loans to total assets	0.04%	0.05%
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
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, portfolio volume and mix, geographic and large borrower concentrations, estimated credit losses based on internal and external portfolio reviews, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures. At March 31, 2006, the Company had no impaired loans. At December 31, 2005, impaired loans totaled $264,000 and in the aggregate carried a valuation allowance within the allowance for loan losses of $140,000.
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
The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Balance at beginning of period	$5,670	$3,172

Charge-offs:
Mortgage loans on real estate	—	—

	—	—
Other loans:
Commercial	—	—
Consumer	(29)	—

Total other loans	(29)	0

Total charge-offs	(29)	0

Recoveries:
Mortgage loans on real estate	—	—

	—	—
Other loans:
Commercial	8	8
Consumer	11	3

Total other loans	19	11

Total recoveries	19	11

Net (charge-offs) recoveries	(10)	11
Provision for loan losses	6	168

Balance at end of period	$5,666	$3,351

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)	-0.01%	0.01%
Allowance for loan losses to non-performing loans at end of period	1671.29%	1147.60%
Allowance for loan losses to total loans at end of period	0.91%	0.84%
Deposits
The following table sets forth the Company’s deposit accounts for the periods indicated:

	March 31,	% of	December 31,	% of
	2006	Total	2005	Total
	(In thousands)		(In thousands)
Deposit type:
Demand deposit accounts	$123,940	19%	$124,396	20%
NOW accounts	30,790	5%	32,147	5%
Regular savings accounts	98,706	15%	97,960	16%
Money market accounts	117,753	18%	94,347	15%

Total non-certificate accounts	371,189	57%	348,850	57%

Term certificates less than $100,000	160,017	25%	157,933	26%
Term certificates of $100,000 or more	120,947	19%	104,890	17%

Total certificate accounts	280,964	43%	262,823	43%

Total deposits	$652,153	100%	$611,673	100%

Total deposits increased by $40.5 million, or 6.6%, when compared to December 31, 2005. The increase in deposits came primarily in money market accounts, which increased by $23.4 million or 24.8%, and time deposit accounts, which rose by $18.1 million or 6.9% during the quarter. Product promotions with an emphasis on premium rates were responsible for most of the increases in these two deposit categories.
Borrowed Funds
Borrowed funds decreased by $12.4 million, or 8.8%, during the first quarter of 2006. The reduction was primarily the result of the repayment of a $10.0 million Federal Home Loan Bank of Boston (“FHLBB”) borrowing bearing an interest rate of 3.99% that was called by the FHLBB. The Company did not replace that borrowing due to the success of its deposit-gathering efforts during the quarter. At March 31, 2006, the Company had $36.0 million remaining in callable FHLBB advances. Of that amount, $20.0 million, bearing an interest rate of 4.58%, was called on May 5, 2006 and replaced with a short-term advance bearing an interest rate of 5.14%.
Stockholder’s Equity
Total stockholders’ equity was $108.8 million as of March 31, 2006, an increase of $647,000 when compared to the balance at December 31, 2005. The increase was primarily attributable to earnings of $1.3 million, net of dividends paid of $254,000 and a decrease of $421,000 in the fair value of securities available for sale.
Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005
The Company earned net income of $1.3 million for the quarter ended March 31, 2006, an increase of $937,000 when compared to net income of $331,000 earned in the first quarter of 2005. This growth in net income was primarily the result of the acquisition of Chart Bank on April 4, 2005, the receipt of $53.7 million in net proceeds as a result of the Company’s mutual-to-stock conversion and related stock offering on that same date, and internally-generated business development efforts.
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

	Three Months Ended March 31,
	2006			2005
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$606,510	$8,842	5.91%	$388,346	$4,892	5.11%
Securities	136,805	1,382	4.10%	91,636	729	3.23%
Short-term investments	19,697	216	4.45%	16,115	93	2.34%

Total interest-earning assets	763,012	10,440	5.55%	496,097	5,714	4.67%
Non-interest-earning assets	115,936			35,717

Total assets	$878,948			$531,814

Interest-bearing liabilities:
Savings deposits	$96,624	118	0.50%	$95,036	116	0.50%
Money market	98,587	510	2.10%	57,267	210	1.49%
NOW accounts	27,155	10	0.15%	22,081	9	0.16%
Certificates of deposits	275,787	2,464	3.62%	142,409	897	2.55%

Total deposits	498,153	3,102	2.53%	316,793	1,232	1.58%
Borrowings	141,797	1,426	4.08%	81,112	853	4.26%

Total interest-bearing liabilities	639,950	4,528	2.87%	397,905	2,085	2.13%
Non-interest bearing liabilities	130,530			102,270

Total liabilities	770,480			500,175
Equity	108,468			31,639

Total liabilities and equity	$878,948			$531,814

Net interest income		$5,912			$3,629

Net interest rate spread (2)			2.68%			2.54%
Net interest-earning assets (3)	$123,062			$98,192

Net interest margin (4)			3.14%			2.97%
Average interest-earning assets to interest-bearing liabilities			119.23%			124.68%

(1)	Yields and rates for the three months ended March 31, 2006 and 2005 are annualized.

(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2006 vs. 2005
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,086	$864	$3,950
Securities	422	231	653
Short-term investments	25	98	123

Total interest-earning assets	3,533	1,193	4,726

Interest-bearing liabilities:
Savings deposits	2	—	2
Money market accounts	191	109	300
NOW accounts	2	(1)	1
Certificates of deposit	1,083	484	1,567

Total deposits	1,278	592	1,870

Borrowings	613	(40)	573

Total interest-bearing liabilities	1,891	552	2,443

Change in net interest income	$1,642	$641	$2,283

Net interest income for the quarter ended March 31, 2006 was $5.9 million, an increase of $2.3 million when compared to net interest income of $3.6 million for the three months ended March 31, 2005. This increase was the result of an increase in average interest-earning assets of $266.9 million, greater than the $242.0 million increase in interest-bearing liabilities, coupled with a 17 basis point increase in the net interest margin. The funds received in the Company’s public stock offering and an increase in non-interest bearing deposit accounts were the primary reasons that average interest-earning assets increased by more than average interest-bearing liabilities, when compared to the comparable quarter in 2005.
The Company’s net interest margin (“NIM”) was 3.14% for the three months ended March 31, 2006, which, as noted above, represents an increase of 17 basis points compared to the first quarter of 2005. While the NIM increased when compared to the year earlier period, it has narrowed from its more recent high of 3.34% in the third quarter of 2005. The widening of the NIM in mid-2005 was due to the Chart Bank acquisition on April 4, 2005 and the addition of its more commercially-oriented balance sheet to that of the Company. More recently, increased price competition for time deposits and money market accounts has caused the NIM to narrow. The continued flattening of the Treasury yield curve has also contributed to a decrease in the margin, in that a relatively flat yield curve has the effect of reducing the spread between the Company’s earning assets and its core deposit accounts. Management believes that the Company’s NIM may contract further in 2006 as a result of the relatively flat yield curve and continued competitive pressure on both certificate and money market account interest rates.
Interest income for the quarter ended March 31, 2006 was $10.4 million, compared to $5.7 million for the quarter ended March 31, 2005, an increase of $4.7 million or 82.7%. Most of the increase was the result of the $266.9 million increase in average interest-earning assets, augmented by an 88 basis point increase in the yield earned on average interest-earning assets. The increase in average interest-earning assets was primarily the result of the acquisition of Chart Bank and the Company’s public stock offering. The largest increase was seen in average loan balances, which increased by $218.2 million due to the acquisition of the $184.0 million Chart Bank loan portfolio and internally generated growth. Increases in average balances of securities and short-term investments of $45.2 million and $3.6 million, respectively, were also related to both the acquisition of Chart Bank and the stock offering. The increases in yields earned on securities and short-term investments of 0.87% and 2.11%, respectively, were due mainly to the increase in market interest rates during the twelve months ended March 31, 2006. The increase in the loan yield of 80 basis points was due to the increase in market interest rates, to the addition of the Chart Bank loan portfolio, which was more heavily weighted toward higher-yielding commercial loans than that of Benjamin Franklin, and to internally-generated growth in higher-yielding commercial loans.
Interest expense for the quarter increased $2.3 million compared to the prior year, due in large measure to the Chart Bank acquisition, which added $242.8 million to the Company’s funding liabilities. Also contributing was the overall cost of interest-bearing deposits, which increased by 95 basis points in the first quarter of 2006 compared to the first quarter of 2005. This is due in part to the increase in market interest rates over the twelve months ended March 31, 2006, to increased local competition for deposits, and to the composition of the Chart Bank deposit base, which had a greater proportion of higher-cost certificate balances than did that of Benjamin Franklin Bank. The cost of borrowed funds decreased between periods, by 18 basis points, as new borrowings and rollovers of existing borrowings were less expensive than the 4.26% weighted average cost of borrowings in the first quarter of 2005.
Provision for Loan Losses
The loan loss provision for the first quarter of 2006 was $6,000, a significant reduction from the $168,000 provided in the comparable 2005 quarter. The small size of the provision in the 2006 quarter was due primarily to a 15.2% reduction in construction loans and to a reduction in impaired loans during the quarter, offset in part by increases in residential and commercial mortgage loans. At March 31, 2006, the allowance for loan losses totaled $5.7 million, or .91% of the loan portfolio, as compared to $3.4 million, or .84% of total loans, at March 31, 2005. The increase in the allowance for loan losses as a percentage of the loan portfolio as of March 31, 2006 compared to March 31, 2005 was primarily due to an increase in the proportion of commercial loans in the portfolio.
Non-interest Income
Non-interest income for the three-month period ended March 31, 2006 rose to $1.4 million, an increase of $904,000, or 183.4%, when compared to non-interest income of $493,000 earned during the first quarter of 2005. This increase was produced by growth in fee-based deposit accounts and the acquisition of Chart Bank.
In the first quarter of 2006, fees earned on deposit accounts and other miscellaneous income increased by 58.9% and 36.4%, respectively, when compared to the first quarter of 2005. This growth was mainly the result of the addition of the Chart Bank deposit accounts and branch locations, plus the addition of a new overdraft checking account offering to the Bank’s product line. Loan servicing fees and gains on sales of loans increased by $100,000 in the aggregate in the first quarter of 2006 compared to the 2005 quarter. This increase was largely independent of the Chart Bank acquisition and was instead the result of growth in sales of fixed rate loans serviced for others. The Chart Bank acquisition also provided a new non-interest income source, fees earned on ATM servicing performed by CSSI, which yielded $625,000 in the first quarter of 2006. CSSI supplies cash to ATMs owned by independent service organizations nationwide.
Non-interest Expense
Non-interest expenses increased significantly in the first quarter of 2006 when compared to the same period in 2005, due primarily to the acquisition of Chart Bank, expansion of the Company’s lending capabilities and the stock conversion, which has brought new costs associated with operating a public company. Expenses increased by $1.9 million, or 53.5%, to $5.3 million in the first quarter of 2006, compared to $3.5 million recorded in the three months ended March 31, 2005. The largest increase was in salaries and employee benefits expense, which rose by $707,000 or 35.1%, attributable to the acquisition of Chart Bank and to a lesser degree to the addition of loan origination and support staff in 2005. Amortization of the core deposit intangible asset created in the Chart Bank acquisition added $301,000 to expense for the quarter, an increase of $256,000 over the comparable period in 2005. Occupancy and equipment expenses increased by $226,000 or 51.4%, mainly due to the addition of costs associated with Chart Bank’s three branch locations. Increases in data processing costs ($111,000 or 32.9%) and miscellaneous expenses ($318,000 or 63.7%) were both due primarily to the effect of adding Chart Bank operations. Professional fees for the first quarter of 2006 amounted to $365,000, an increase of $236,000 over the comparable period in 2005, due to increased legal, consulting and audit fees that for the most part were related to the Company’s conversion to public company status, including compliance costs in 2006 related to requirements of Section 404 of the Sarbanes-Oxley Act.
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
Income Taxes
The income tax provision of $717,000 recorded for the three months ended March 31, 2006 resulted in an effective tax rate of 36.1%, compared to a provision of $159,000 recorded for the three months ended March 31, 2005, which resulted in an effective tax rate of 32.4%. In the quarter ended March 31, 2005, the favorable tax effect of the Company’s BOLI investments and the effect of the relatively low state tax rate for income earned on investments held in the Benjamin Franklin Securities Corp. were more pronounced than in the current quarter, accounting for the higher effective tax rate in the quarter ended March 31, 2006.
Liquidity and Capital Resources
The Company’s primary sources of funds are from deposits, borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At March 31, 2006, cash and due from banks, short-term investments and debt securities maturing within one year totaled $98.1 million (excluding cash supplied by CSSI to ATM customers, which is not a liquid asset) or 10.9% of total assets.

The Company borrows from the Federal Home Loan Bank of Boston as an additional funding source. As of March 31, 2006, the Company had the ability to borrow an additional $83.3 million from the Federal Home Loan Bank of Boston.
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
The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:
Contractual Obligations:

	At March 31, 2006
			More than	More than
			One Year	Three Years
		One Year	through Three	through five	Over Five
	Total	or Less	Years	Years	Years
	(In thousands)
Federal Home Loan Bank advances(1)	$118,945	$19,000	$39,945	$60,000	$—
Subordinated debt	9,000	—	—	—	9,000
Operating leases (2)	741	235	334	172
Other contractual obligations(3)	6,013	2,353	3,660

Total contractual obligations	$134,699	$21,588	$43,939	$60,172	$9,000

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 Family Residential mortgage loans. At March 31, 2006, advances totalling $26 million were callable at the sole option of the FHLB. On May 5, 2006, one of those advances, in the amount of $20.0 million bearing a rate of 4.58%, was called by the FHLB. Another callable advance in the amount of $10.0 million maturing in June, 2010, will become immediately payable if 3-month LIBOR rises above 6.0% (measured on a quarterly basis, beginning in June 2006).

(2)	Represents non-cancelable operating leases for branch offices.

(3)	Represents contracts for technology services and employment agreements.

     Loan Commitments

	March 31, 2006
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(In thousands)
Commitments to grant loans (1)	$41,008	$41,008	$—	$—	$—
Unadvanced funds on commercial lines of credit	19,840	18,332	1,508	—	—
Unadvanced funds on home equity lines of credit (3)	40,319	—	—	—	40,319
Unadvanced funds on construction loans (4)	23,580	15,168	7,891	—	521
Unadvanced funds on personal lines of credit (2)	2,410	—	—	—	2,410
Commercial letter of credit	1,327	1,327	—	—	—

Total loan commitments	$128,484	$75,835	$9,399	$—	$43,250

General: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses.

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
Minimum Regulatory Capital Requirements:
As of March 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2006 and December 31, 2005 are also presented in this table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006:

Total capital to risk weighted assets:
Consolidated	$88,578	15.2%	$46,656	8.0%	N/A	N/A
Bank	62,855	10.8	46,591	8.0	$58,239	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	82,912	14.5	23,328	4.0	N/A	N/A
Bank	57,189	9.5	23,295	4.0	34,943	6.0

Tier 1 capital to average assets:
Consolidated	82,912	9.9	33,654	4.0	N/A	N/A
Bank	57,189	6.5	33,622	4.0	42,027	5.0

December 31, 2005:

Total capital to risk weighted assets:
Consolidated	$87,212	15.3%	$45,614	8.0%	N/A	N/A
Bank	61,393	10.8	45,528	8.0	$56,910	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	81,543	14.3	22,807	4.0	N/A	N/A
Bank	55,724	9.8	22,764	4.0	34,146	6.0

Tier 1 capital to average assets:
Consolidated	81,543	9.9	33,115	4.0	N/A	N/A
Bank	55,724	6.7	33,085	4.0	41,356	5.0
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
The table below sets forth, as of March 31, 2006 the estimated changes in the Company’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated
Net Interest Income over 12
months
200 basis point increase in rates	(2.83)%
100 basis point increase in rates	(1.32)%
Flat interest rates	—
100 basis point decrease in rates	1.04%
As indicated in the table above, the result of an immediate 100 basis point increase in interest rates is estimated to decrease net interest income by 1.32% over a 12-month horizon, when compared to the flat rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to decline by 2.83% over a 12-month horizon, when compared against the flat rate scenario. Inherent in these estimates is the assumption that savings account deposit rates would increase by 25 basis points and that money market deposit account rates would increase by 37 basis points for each 100 basis point increase in market interest rates. These scenarios also assume no change in checking account interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The estimated change in net interest income from the flat rate scenario for a 100 basis point decline in the level of interest rates is an increase of 1.04%, which assumes no decrease in interest-bearing checking rates or in savings rates and an average decrease in money market rates of 37 basis points.
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
In its management of interest rate risk, the Company also relies on the analysis of its interest rate “gap,” which is the measure of the mismatch between the amount of the Company’s interest-earning assets and interest-bearing liabilities that mature or reprice within specified timeframes. An asset-sensitive position (positive gap) exists when there are more rate-sensitive assets than rate-sensitive liabilities maturing or repricing within a particular time horizon, and generally signifies a favorable effect on net interest income during periods of rising interest rates and a negative effect during periods of falling interest rates. Conversely, a liability-sensitive position (negative gap) would generally indicate a negative effect on net interest income during periods of rising rates and a positive effect during periods of falling rates.
The table below shows the Company’s interest sensitivity gap position as of March 31, 2006, indicating the amount of interest-earning assets and interest-bearing liabilities that are anticipated to mature or reprice in each of the future time periods shown. Generally, these assets and liabilities are shown in the table based on the earlier of the time remaining to repricing or contractual maturity. However, residential mortgage loans and mortgage-backed securities have been presented in a manner that also incorporates the estimated effects of prepayment assumptions. Interest-bearing checking, savings, money market checking and money market savings deposit accounts are assumed to have annual rates of withdrawal (decay rates) of 9.2%, 38.3%, 59.5% and 100.0%, respectively.

Repricing Gap as of March 31, 2006

	Up to	More than	More than	More than	More than	More than
	one	one year to	two years to	three years to	four years to	five
	year	two years	three years	four years	five years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$214,556	$114,665	$106,720	$84,651	$40,587	$59,057	$620,236
Securities (2)	59,041	39,350	8,820	5,198	4,054	26,039	142,502
Short-term investments	24,720						24,720

Total interest-earning assets	298,317	154,015	115,540	89,849	44,641	85,096	787,458

Interest-bearing liabilities:
Savings deposits	37,804	23,325	14,392	8,880	5,479	8,826	98,706
Money market	82,400	21,035	8,519	3,450	1,397	951	117,753
NOW accounts	2,833	2,572	2,335	2,121	1,925	19,004	30,790
Certificates of deposits	235,890	30,753	7,925	4,705	1,691		280,964
Long-term debt	45,000	22,000	26,945	—	34,000		127,945

Total interest-bearing liabilities	$403,927	$99,685	$60,116	$19,156	$44,493	$28,781	$656,158

Interest rate sensitivity gap	(105,610)	54,330	55,424	70,693	148	56,315	131,300

Interest rate sensitivity gap as a % of total assets	-11.79%	6.06%	6.19%	7.89%	0.02%	6.28%
Cum. interest rate sensitivity gap	(105,610)	(51,281)	4,143	74,837	74,985	131,300

Cum. interest rate sensitivity gap as a % of total assets	-11.79%	-5.72%	0.46%	8.35%	8.37%	14.65%

(1)	Excludes the allowance for loan losses, deferred fees and costs, and non-performing loans.

(2)	Securities are shown at amortized cost.
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
     (b) Changes in Internal Controls Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the first three months of 2006 that have materially affected, or that are reasonably likely to materially affect, its internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors That May Affect Future Results
Risk factors that may affect future results were discussed in the Company’s 2005 Annual Report on Form 10-K. The Company’s evaluation of its risk factors has not changed materially since December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities. The Company had no share repurchases during the quarter.
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

Exhibit No.	Description	Footnotes
2.1	Plan of Conversion of Benjamin Franklin Bancorp.	3

2.2	Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2

3.1	Articles of Organization of Benjamin Franklin Bancorp, Inc.	2

3.2	Bylaws of Benjamin Franklin Bancorp, Inc.	7

4.1	Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5

10.1.1	Form of Employment Agreement with Thomas R. Venables. *	6

10.1.2	Form of Employment Agreement with Claire S. Bean. *	6

10.2	Form of Change in Control Agreement with five other Executive Officers,	2

Exhibit No.	Description	Footnotes
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

10.3	Form of Benjamin Franklin Bank Benefit Restoration Plan. *	2

10.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of March 22, 2006.	8

10.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of March 22, 2006.	8

10.5	Benjamin Franklin Bancorp Director Fee Continuation Plan. *	4

10.6	Benjamin Franklin Bancorp Employee Salary Continuation Plan. *	2

10.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004. *	2

10.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004. *	2

10.8	Benjamin Franklin Bancorp, Inc. 2006 Stock Incentive Plan	9

11	See Note 3 to the Financial Statements for a discussion of earnings per share.	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

*	Relates to compensation.

1	Filed herewith.

2	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.

7	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

8	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2006

9	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on March 28, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.

Date: May 9, 2006	By:	/s/ Thomas R. Venables

Thomas R. Venables
President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ Claire S. Bean

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