Form 10-Q
period 2006-06-30
Benjamin Franklin Bancorp, Inc.
filed 2006-08-14
CIK 1302176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED June 30, 2006
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
Registrant’s telephone number, including area code: (508) 528-7000

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares outstanding of the registrant’s common stock (no par value) at August 14, 2006: 8,488,898

     PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$15,571	$16,499
Cash supplied to ATM customers	40,121	37,200
Short-term investments	16,278	12,051

Total cash and cash equivalents	71,970	65,750

Securities available for sale, at fair value	124,331	122,379
Securities held to maturity, at amortized cost	60	109
Restricted equity securities, at cost	10,480	10,012

Total securities	134,871	132,500

Loans
Residential real estate	290,452	286,204
Commercial real estate	223,944	209,009
Construction	55,263	60,399
Commercial business	20,426	19,162
Consumer	38,514	34,814
Net deferred loan costs	1,157	1,214

Total loans, gross	629,756	610,802
Allowance for loan losses	(5,797)	(5,670)

Loans, net	623,959	605,132

Premises and equipment, net	11,147	11,167
Accrued interest receivable	3,178	3,045
Bank-owned life insurance	10,101	7,451
Goodwill	33,763	33,763
Identifiable intangible asset	3,555	4,133
Other assets	4,291	4,116

	$896,835	$867,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Regular savings	$93,547	$97,960
Money market accounts	96,523	94,347
NOW accounts	34,830	32,147
Demand deposit accounts	125,887	124,396
Time deposit accounts	278,711	262,823

Total deposits	629,498	611,673

Short-term borrowings	15,000	—
Long-term debt	134,954	140,339
Other liabilities	8,118	6,933

Total liabilities	787,570	758,945

Common stock, no par value; 75,000,000 shares authorized; 8,488,898 shares issued and outstanding	—	—
Additional paid-in capital	82,866	82,849
Retained earnings	34,962	32,942
Unearned compensation	(5,261)	(5,353)
Accumulated other comprehensive loss	(3,302)	(2,326)

Total stockholders’ equity	109,265	108,112

	$896,835	$867,057

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$9,236	$8,048	$18,078	$12,940
Debt securities	1,377	893	2,639	1,554
Dividends	23	94	143	162
Short-term investments	186	151	402	244

Total interest and dividend income	10,822	9,186	21,262	14,900

Interest expense:
Interest on deposits	3,535	2,193	6,637	3,424
Interest on borrowings	1,373	935	2,799	1,789

Total interest expense	4,908	3,128	9,436	5,213

Net interest income	5,914	6,058	11,826	9,687

Provision for loan losses	122	328	128	496

Net interest income, after provision for loan losses	5,792	5,730	11,698	9,191

Other income:
ATM servicing fees	722	509	1,334	509
Deposit service fees	341	298	670	504
Loan servicing fees	155	132	276	204
Investment sales commissions	30	89	97	146
Gain on sale of loans, net	73	4	138	20
Security impairment writedown	(35)	—	(35)	—
Loss on sale/write-down of bank-owned land, net	—	(1,020)	—	(1,020)
Income from bank-owned life insurance	85	59	150	118
Miscellaneous	176	174	315	256

Total other income	1,547	245	2,945	737

Operating expenses:
Salaries and employee benefits	2,725	2,466	5,446	4,480
Occupancy and equipment	642	658	1,308	1,099
Data processing	452	535	900	872
Professional fees	355	238	733	367
Marketing and advertising	148	117	311	273
Contribution to Benjamin Franklin Bank Charitable Foundation	—	4,000	—	4,000
Amortization of core deposit intangible	277	554	578	599
Other general and administrative	756	574	1,398	916

Total operating expenses	5,355	9,142	10,674	12,606

Income (loss) before income taxes	1,984	(3,167)	3,969	(2,678)

Provision (benefit) for income taxes	724	(625)	1,441	(466)

Net income (loss)	$1,260	$(2,542)	$2,528	$(2,212)

Weighted-average shares outstanding:
Basic	8,030,629	N/A	8,028,636	N/A
Diluted	8,030,629	N/A	8,028,636	N/A

Earnings per share:
Basic	$0.16	N/A	$0.32	N/A
Diluted	$0.16	N/A	$0.32	N/A
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity
Balance at December 31, 2004	—	$—	$—	$32,997	$—	$(1,669)	$31,328

Comprehensive income (loss):
Net loss	—	—	—	(2,212)	—	—	(2,212)
Net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	266	266

Total comprehensive loss							(1,946)

Issuance of common stock for initial public offering, net of expenses of $2.1 million	5,577,419	—	53,721	—	—	—	53,721
Issuance of common stock to Benjamin Franklin Bank Charitable Foundation	400,000	—	4,000	—	—	—	4,000
Issuance of common stock for acquisition of Chart Bank, A Cooperative Bank	2,511,479	—	25,115	—	—	—	25,115
Stock purchased for ESOP					(3,044)		(3,044)
Release of ESOP stock	—	—	1	—	54	—	55

Balance at June 30, 2005	8,488,898	$—	$82,837	$30,785	$(2,990)	$(1,403)	$109,229

Balance at December 31, 2005	8,488,898	$—	$82,849	$32,942	$(5,353)	$(2,326)	$108,112

Comprehensive income (loss):
Net income	—	—	—	2,528	—	—	2,528
Net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	(976)	(976)

Total comprehensive income							1,552

Dividends declared ($.06 per share)	—	—	—	(508)	—	—	(508)
Release of ESOP stock	—	—	17	—	92	—	109

Balance at June 30, 2006	8,488,898	$—	$82,866	$34,962	$(5,261)	$(3,302)	$109,265

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,528	$(2,212)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization (accretion) of securities, net	(398)	69
Accretion of loans, net	(45)	(44)
Provision for loan losses	128	496
Accretion of deposits and borrowings, net	(26)	(129)
Amortization of mortgage servicing rights	124	140
Depreciation and amortization	499	441
Amortization of core deposit intangible	578	599
Amortization of unearned compensation	109	55
Income from bank-owned life insurance	(150)	(118)
Gains on sales of loans, net	(138)	(20)
Loans originated for sale	(12,849)	(7,314)
Proceeds from sales of loans	12,987	7,334
Increase in accrued interest receivable	(132)	(653)
Security impairment writedown	35	—
Loss on sale / writedown of bank-owned land, net	—	1,020
Contribution to Benjamin Franklin Bank Charitable Foundation	—	4,000
Other, net	977	(1,014)

Net cash provided by operating activities	4,227	2,650

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, calls, and principal repayments	41,780	15,461
Purchases	(44,403)	(16,373)
Principal repayments on held-to-maturity securities	49	56
Net change in restricted equity securities	(503)	(102)
Purchases of mortgage loans	(16,118)	—
Loan originations, net	(2,791)	(41,259)
Proceeds from sales of bank-owned land	—	868
Purchases of bank-owned life insurance	(2,500)	—
Additions to premises and equipment	(479)	(101)

Net cash used for investing activities	(24,965)	(41,450)

(Continued)
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from financing activities:
Net increase in deposits	17,869	17,458
Net proceeds from (repayments of) short-term borrowings	15,000	(4,250)
Net proceeds from (repayments of) long-term debt	(5,403)	11,500
Net proceeds from common stock offering	—	53,721
Dividends paid on common stock	(508)	—
Acquisition of common stock by ESOP	—	(3,044)

Net cash provided by financing activities	26,958	75,385

Net change in cash and cash equivalents	6,220	36,585
Cash and cash equivalents acquired in the purchase of Chart Bank	—	9,879
Cash and cash equivalents at beginning of period	65,750	14,204

Cash and cash equivalents at end of period	$71,970	$60,668

Supplemental cash flow information:
Interest paid on deposits	$6,676	$3,333
Interest paid on short-term borrowings	39	22
Interest paid on long-term debt	2,773	1,565
Income taxes paid	1,920	601
Premises and equipment transferred to other assets	—	634
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

The provisions of SFAS No. 123R did not have an impact on the Company’s results of operations for the six months ended June 30, 2006. However, the Company’s stockholders approved the adoption of a stock-based incentive plan at the annual meeting on May 11, 2006. The Compensation Committee of the Board of Directors made awards of restricted stock and options under that plan on July 28, 2006. See Note 3 below. The granting of restricted stock awards and stock options under the stock-based incentive plan will increase the Company’s compensation costs in the periods in which such awards and options vest.

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

Outstanding loan commitments totaled $131.3 million at June 30, 2006, compared to $118.2 million as of December 31, 2005. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit.

The Bank recently received approval from the Massachusetts Commissioner of Banks and the FDIC to open a new branch in Watertown, Massachusetts. It is anticipated that this branch will become operational in the second quarter of 2007. The annual direct costs of operating this branch are estimated at $700,000, including annual lease payments for the new branch facility of approximately $127,000 per annum.

On May 2, 2006, the Company entered into a purchase and sales agreement to sell the property it owns at 500 West Central St., Franklin, MA. The sales price is $825,000 and the closing is expected within the next nine months. The Company’s carrying value for this property is $634,000.

3.	Earnings per share

The basic earnings per share calculation excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. The diluted earnings per share calculation takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There were no potentially dilutive common stock equivalents outstanding during the quarter ended June 30, 2006. However, the Compensation Committee of the Board of Directors made awards under the Company’s stock incentive plan on July 28, 2006. The grants of 218,340 shares of restricted stock and 448,750 stock options made under this plan will increase the Company’s compensation costs in the periods in which such awards and options vest. Such awards will be accounted for in the Company’s financial statements in accordance with SFAS No. 123R. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share are not presented for the three or six months ended June 30, 2005, because the Company did not complete its public offering and had no shares outstanding until April 4, 2005.
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
Comparison of Financial Condition at June 30, 2006 and December 31, 2005
Overview
In the first six months of 2006, the Company’s balance sheet increased by $29.8 million, or 3.4%, to $896.8 million. Asset growth was focused primarily in loans, which increased by $19.0 million or 3.1% during the six month period. Smaller increases occurred in short-term investments, which rose by $4.2 million or 35.1%, and in securities, which rose by $2.4 million or 1.8%. Asset growth was funded by increases in deposit balances aggregating $17.8 million or 2.9%, and in borrowed funds, which increased by $9.6 million or 6.9%.
Investment Activities
Cash and cash equivalent balances increased by $6.2 million, or 9.5%, to $72.0 million at June 30, 2006 when compared to December 31, 2005. The largest portion of the increase was in short-term investments, which rose by $4.2 million, or 35.1%, when compared to year end 2005. This increase was the result of normal fluctuations in the Company’s overnight investments, which include overnight fed funds sold ($13.8 million) and money market funds ($2.5 million) at June 30, 2006. Cash supplied to customers of Creative Strategic Solutions, Inc. (“CSSI”), the Bank’s ATM servicing subsidiary, increased by $2.9 million or 7.9%, due primarily to growth in existing customer relationships.
At June 30, 2006, the Company’s investment portfolio amounted to $134.9 million, or 15.0% of total assets. When compared to year end 2005, securities increased by $2.4 million, or 1.8%, at June 30, 2006. The increase was generally consistent with overall growth in the balance sheet during the first half of 2006. The following table sets forth certain information regarding the amortized cost and market values of the Company’s securities at the dates indicated:

	June 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
Government-sponsored enterprise obligations	$93,979	$93,113	$86,141	$85,494
State agency and municipal obligations	2,208	2,177	2,211	2,191
Corporate bonds and other obligations	—	—	2,508	2,500
Mortgage-backed securities	31,802	29,041	34,107	32,194

Total securities available for sale	$127,989	$124,331	$124,967	$122,379

Securities held to maturity:

Mortgage-backed securities	$60	$60	$109	$109

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$7,999	$7,999	$7,496	$7,496
Access Capital Strategies Community Investment Fund	1,965	1,965	2,000	2,000
SBLI & DIF stock	516	516	516	516

Total restricted equity securities	$10,480	$10,480	$10,012	$10,012

Lending Activities
The Company’s net loan portfolio aggregated $624.0 million on June 30, 2006, or 69.6% of total assets on that date. As of December 31, 2005, the net loan portfolio totaled $605.1 million, or 69.8% of total assets. The following table sets forth the composition of the loan portfolio at the dates indicated:

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$290,452	46.2%	$286,204	47.0%
Commercial	223,944	35.6%	209,009	34.3%
Construction	55,263	8.8%	60,399	9.9%
Home equity	35,719	5.7%	32,419	5.3%

	605,378	96.3%	588,031	96.5%

Other loans:
Commercial business	20,426	3.2%	19,162	3.1%
Consumer	2,795	0.4%	2,395	0.4%

	23,221	3.7%	21,557	3.5%

Total loans	628,599	100.0%	609,588	100.0%

Other items:
Net deferred loan costs	1,157		1,214
Allowance for loan losses	(5,797)		(5,670)

Total loans, net	$623,959		$605,132

The net loan portfolio increased by $18.8 million, or 3.1%, during the first six months of 2006. The increase in loans during this period was principally the result of growth in the Bank’s commercial loan portfolio, as commercial real estate loans increased by $14.9 million or 7.1% and commercial business loans increased by $1.3 million or 6.6%, offset by a decline in construction loans outstanding of $5.1 million or 8.5%. While the Company continues to emphasize commercial lending generally, its construction lending for residential development projects has declined over the past six months, as demand has slackened due to an increase in inventory of unsold residential units in the Bank’s market area. Residential mortgage and consumer and home equity loans also increased during the period, rising by $4.2 million (1.5%) and $3.7 million (10.6%), respectively. The Company purchased $16.1 million of adjustable-rate residential mortgage pools during the six-month period from other institutions, in order to offset a drop-off in market demand for these types of loans. Fixed rate residential mortgages originated by the Company are sold into the secondary market, generating non-interest income. $12.8 million in fixed-rate loans were originated and sold in the first six months of 2006.
Non-performing Assets
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates):

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$60	$184
Commercial mortgage	—	—
Construction	—	—
Commercial business	40	256
Consumer	32	25

Total non-accrual loans	$132	$465

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	$—	$—
Commercial mortgage	—	—
Construction	—	—
Commercial business	—	—
Consumer	2	2

Total loans 90 days and still accruing	$2	$2

Total non-performing loans	$134	$467

Ratios:
Non-performing loans to total loans	0.02%	0.08%
Non-performing assets to total assets	0.01%	0.05%
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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures. At June 30, 2006, the Company had no impaired loans. At December 31, 2005, impaired loans totaled $264,000 and in the aggregate carried a valuation allowance within the allowance for loan losses of $140,000.
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
The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$5,666	$3,351	$5,670	$3,172

Allowance added from acquisition of Chart Bank	—	1,812	—	1,812

Charge-offs:
Mortgage loans on real estate:	—	—	—	—

Other loans:
Commercial business	—	(11)	—	(11)
Consumer	(17)	(3)	(46)	(3)

Total other loans	(17)	(14)	(46)	(14)

Total charge-offs	(17)	(14)	(46)	(14)

Recoveries:
Mortgage loans on real estate:	—	—	—	—

Other loans:
Commercial business	16	53	24	60
Consumer	10	1	21	5

Total other loans	26	54	45	65

Total recoveries	26	54	45	65

Net (charge-offs) recoveries	9	40	(1)	51
Provision for loan losses	122	328	128	496

Balance at end of period	$5,797	$5,531	$5,797	$5,531

Ratios:
Net recoveries to average loans outstanding (annualized)	0.01%	0.03%	0.00%	0.02%
Allowance for loan losses to non-performing loans at end of period	4354.94%	1593.89%	4354.94%	1593.89%
Allowance for loan losses to total loans at end of period	0.92%	0.90%	0.92%	0.90%
Deposits
The following table sets forth the Company’s deposit accounts for the periods indicated:

	June 30,	% of	December 31,	% of
	2006	Total	2005	Total
		(Dollars in thousands)
Deposit type:
Demand deposit accounts	$125,887	20.0%	$124,396	20.3%
NOW accounts	34,830	5.5%	32,147	5.3%
Regular savings accounts	93,547	14.9%	97,960	16.0%
Money market accounts	96,523	15.3%	94,347	15.4%

Total non-certificate accounts	350,787	55.7%	348,850	57.0%

Term certificates less than $100,000	164,244	26.1%	157,933	25.8%
Term certificates of $100,000 or more	114,467	18.2%	104,890	17.1%

Total certificate accounts	278,711	44.3%	262,823	43.0%

Total deposits	$629,498	100.0%	$611,673	100.0%

Total deposits increased by $17.8 million, or 2.9%, when compared to December 31, 2005. Growth in time deposit accounts, which increased by $15.9 million or 6.0% in the six-months ended June 30, 2006, caused most of the increase in total deposits. Also increasing during this six-month period were NOW accounts (up $2.7 million), money market accounts (up $2.2 million), and demand deposits (up $1.5 million), offset by a $4.4 million, or 4.5% decrease in savings accounts. With increases in short-term market interest rates, customers have increasingly shown a preference for short-term time deposits and other higher-yielding core accounts, rather than savings deposits.
Borrowed Funds
Borrowed funds increased by $9.6 million, or 6.9%, during the first half of 2006. This increase funded, in part, the growth in loans, securities and cash and cash equivalents during the six months ended June 30, 2006.
Stockholder’s Equity
Total stockholders’ equity was $109.3 million as of June 30, 2006, an increase of $1.1 million when compared to the balance at December 31, 2005. The increase was primarily attributable to earnings of $2.5 million, net of dividends paid of $508,000 and a decrease of $976,000 in the fair value of securities available for sale.
The Company announced on July 27, 2006 that its Board of Directors had authorized the purchase of up to 239,096 shares of the Company’s common stock in connection with anticipated awards of restricted stock under the Company’s 2006 Stock Incentive Plan, approved by stockholders at their Annual Meeting on May 11, 2006. The purchases will be accomplished through open market transactions or negotiated block transactions, at the discretion of management. As of August 11, 2006, 119,200 shares had been purchased at an average price of $14.05 by the Company as part this effort. The exact timing of future purchases will depend on market conditions and other factors, such as Company-imposed blackout periods.
Comparison of Operating Results for the Three and Six Months Ended June 30, 2006 and 2005
The Company earned net income of $1.3 million for the quarter ended June 30, 2006, an increase of $3.8 million when compared to a net loss of $2.5 million incurred in the second quarter of 2005. The Company incurred the 2005 quarterly loss primarily as a result of two non-recurring charges: a $4.0 million contribution made to the Benjamin Franklin Bank Charitable Foundation, and a $1.0 million net loss from the sale/write-down of bank-owned land. Excluding these non-recurring charges, and their related income tax benefit of $1.4 million, net income increased $142,000, or 12.7%, over the comparable 2005 quarterly period. Excluding the non-recurring transactions, the earnings improvement largely reflected strong growth in non-interest income and a reduction in the loan loss provision, partially offset by higher operating expenses.
The Company earned net income of $2.5 million for the six months ended June 30, 2006, an increase of $4.7 million when compared to a net loss of $2.2 million incurred in the first six months of 2005. Excluding the $5.0 million in non-recurring charges, and their related income tax benefit, net income increased $1.1 million, or 74.6%, over the comparable 2005 six-month period. There were significant increases in net interest income and non-interest income when compared to the 2005 six-month period, due to the acquisition of the operations of Chart Bank on April 4, 2005 and to internally generated balance sheet growth. Operating expenses also increased significantly when compared to the six-month period ended June 30, 2005, due to the addition of Chart Bank’s operations, as well as to higher costs related to generating internal growth and meeting the demands of operating as a public company.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	Three Months Ended June 30,
	2006			2005
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
			(Dollars in thousands)
Interest-earning assets:
Loans	$620,986	$9,236	5.91%	$589,869	$8,048	5.47%
Securities	139,739	1,400	3.94%	128,698	987	3.08%
Short-term investments	15,504	186	4.75%	26,429	151	2.29%

Total interest-earning assets	776,229	10,822	5.54%	744,996	9,186	4.95%
Non-interest-earning assets	113,054			106,428

Total assets	$889,283			$851,424

Interest-bearing liabilities:
Savings deposits	$94,810	121	0.51%	$109,318	142	0.52%
Money market accounts	116,061	716	2.47%	117,969	458	1.56%
NOW accounts	28,250	10	0.15%	36,240	32	0.35%
Certificates of deposit	277,996	2,688	3.88%	244,490	1,561	2.56%

Total deposits	517,117	3,535	2.74%	508,017	2,193	1.73%
Borrowings	126,214	1,373	4.30%	99,857	935	3.76%

Total interest-bearing liabilities	643,331	4,908	3.05%	607,874	3,128	2.06%
Non-interest bearing liabilities	136,999			138,073

Total liabilities	780,330			745,947
Equity	108,953			105,477

Total liabilities and equity	$889,283			$851,424

Net interest income		$5,914			$6,058

Net interest rate spread (2)			2.49%			2.89%

Net interest-earning assets (3)	$132,898			$137,122

Net interest margin (4)			3.06%			3.26%

Average interest-earning assets to interest-bearing liabilities			120.66%			122.56%

(1)	Yields and rates for the three months ended June 30, 2006 and 2005 are annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2006			2005
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
			(Dollars in thousands)
Interest-earning assets:
Loans	$613,788	$18,078	5.88%	$489,108	$12,940	5.34%
Securities	138,280	2,782	4.03%	110,167	1,716	3.14%
Short-term investments	$17,589	402	4.55%	21,272	244	2.31%

Total interest-earning assets	769,657	21,262	5.51%	620,547	14,900	4.84%
Non-interest-earning assets	114,487			71,073

Total assets	$884,144			$691,620

Interest-bearing liabilities:
Savings deposits	$95,712	239	0.50%	$102,177	258	0.51%
Money market accounts	107,372	1,226	2.30%	87,618	668	1.54%
NOW accounts	27,706	20	0.15%	29,161	40	0.28%
Certificates of deposit	276,957	5,152	3.75%	193,450	2,458	2.56%

Total deposits	507,747	6,637	2.64%	412,406	3,424	1.67%
Borrowings	131,314	2,799	4.24%	90,485	1,789	3.99%

Total interest-bearing liabilities	639,061	9,436	2.97%	502,891	5,213	2.09%
Non-interest bearing liabilities	136,372			120,171

Total liabilities	775,433			623,062
Equity	108,711			68,558

Total liabilities and equity	$884,144			$691,620

Net interest income		$11,826			$9,687

Net interest rate spread (2)			2.54%			2.75%

Net interest-earning assets (3)	$130,596			$117,656

Net interest margin (4)			3.10%			3.15%

Average interest-earning assets to interest-bearing liabilities			120.44%			123.40%

(1)	Yields and rates for the six months ended June 30, 2006 and 2005 are annualized.

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

	Three Months Ended June 30,
	2006 vs. 2005
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$439	$749	$1,188
Securities	90	323	413
Short-term investments	(81)	116	35

Total interest-earning assets	448	1,188	1,636

Interest-bearing liabilities:
Savings deposits	(19)	(2)	(21)
Money market accounts	(8)	266	258
NOW accounts	(6)	(16)	(22)
Certificates of deposit	237	890	1,127

Total deposits	204	1,138	1,342
Borrowings	272	166	438

Total interest-bearing liabilities	476	1,304	1,780

Change in net interest income	$(28)	$(116)	$(144)

	Six Months Ended June 30,
	2006 vs. 2005
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,557	$1,581	$5,138
Securities	497	569	1,066
Short-term investments	(48)	206	158

Total interest-earning assets	4,006	2,356	6,362

Interest-bearing liabilities:
Savings deposits	(16)	(3)	(19)
Money market accounts	174	384	558
NOW accounts	(2)	(18)	(20)
Certificates of deposit	1,298	1,396	2,694

Total deposits	1,454	1,759	3,213
Borrowings	861	149	1,010

Total interest-bearing liabilities	2,315	1,908	4,223

Change in net interest income	$1,691	$448	$2,139

Net interest income for the quarter ended June 30, 2006 was $5.9 million, a decrease of $144,000 when compared to net interest income of $6.1 million for the three months ended June 30, 2005. The $144,000 decrease was primarily the result of a significant 20 basis point decrease in the net interest margin, which exceeded the positive benefit of overall balance sheet growth.
Interest income for the quarter ended June 30, 2006 was $10.8 million, compared to $9.2 million for the quarter ended June 30, 2005, an increase of $1.6 million or 17.8%. The increase arose largely from a 59 basis point increase in the yield earned on average interest-earning assets, augmented by a $31.2 million increase in those assets. The largest increase in average interest-earning assets was in loans, which increased by $31.1 million. Increases (decreases) in average balances of securities and short-term investments were $11.0 million and ($10.9) million, respectively, nearly offsetting each other. Increases in yields earned on securities and short-term investments of 86 and 246 basis points, respectively, were due mainly to the increase in market interest rates year-over-year. Interest income for the 2006 second quarter did not include income on FHLBB stock held by the Company, as the FHLBB deferred the declaration of its quarterly stock dividend, due to a one-time change in its dividend schedule. An estimate of the amount of dividend income deferred is $97,000, the amount recognized as income in the first quarter of 2006. An increase in the loan yield of 44 basis points was due primarily to the increase in market interest rates, supplemented by greater dollar growth in higher-yielding commercial loans than in residential mortgages and consumer loans.
Interest expense for the quarter ended June 30, 2006 was $4.9 million, an increase of $1.8 million over the comparable quarter of the prior year. The $1.8 million increase stems primarily from a 99 basis point increase in the cost of average interest-bearing liabilities, supplemented by a $35.5 million increase in the average balance of those liabilities. The increase in average interest-bearing liabilities between the comparable 2006 and 2005 quarters consists largely of increases in borrowed funds ($26.4 million) and deposits ($9.1 million). Within the deposit portfolio, time accounts increased on average by $33.5 million, while other interest-bearing deposits decreased on average by $24.4 million. The 99 basis point increase in the cost of interest-bearing liabilities was due largely to the increase in market interest rates over the twelve months. The Company was able to hold its rate on certain non-maturity deposit product lines year-over-year. However, customer demand for time accounts as an alternative to savings products, the Company’s desire to use deposits to fund loan growth, the short duration of the Company’s time deposit portfolio, and intense pricing competition all fueled a substantial 132 basis point increase in the cost of time accounts, year-over-year.
Net interest income for the first half of 2006 was $11.8 million, an increase of $2.1 million, or 22.1%, over the $9.7 million earned in the first six months of 2005. The improvement was largely the result of overall balance sheet growth. Year-over-year, over a six-month period, average interest-earning assets increased by $149.1 million, or 24.0%, and average interest-bearing liabilities increased by $136.2 million, or 27.1%.
The increase in interest-earning assets can largely be attributed to the Chart Bank acquisition on April 4, 2005. On that date, $184.0 million of loans and $36.1 million of securities were added to the Company’s balance sheet. Deposits of $217.4 million and borrowings of $25.4 million were assumed as well, including $37.0 million of non-interest bearing demand deposits. Internally generated balance sheet growth for the twelve months ended June 30, 2006 includes $15.8 million in loans, $5.6 million in securities, and $12.9 million in cash supplied to ATM customers (which is not interest-earning). This asset growth was funded primarily through increased borrowings, up $32.0 million year-over-year.
The net interest margin dropped five basis points (from 3.15% to 3.10%) when comparing the first six months of 2006 to the comparable period in 2005. The decline was the net result of a favorable 67 basis point increase in yield on average interest-earning assets, an unfavorable 88 basis point increase in cost of average interest-bearing liabilities, and a favorable $12.9 million increase in the excess of average interest-earning assets over average interest-bearing liabilities. The basis point increases for both assets and liabilities are largely the result of market interest rate movements, including a flattening yield curve that has put pressure on the Company’s net interest margin. Also contributing is the fact that the assets and liabilities acquired in the purchase of Chart Bank roughly midway through the first half of 2005 generally carried higher yields/rates than that of the Company.
Provision for Loan Losses
The Company recorded provisions for loan losses of $122,000 and $328,000 for the three months ended June 30, 2006 and 2005, respectively. For the first six months of 2006 and 2005, provisions for loan losses amounted to $128,000 and $496,000, respectively. The provisions were reflective of growth in the loan portfolio and a small amount of net recoveries recorded in each period. The smaller provisions in the 2006 periods also reflect slower loan growth as compared to 2005. The Company’s credit quality continues to be very strong. At June 30, 2006, the allowance for loan losses totaled $5.8 million, or .92% of total loans, as compared to $5.7 million, or .93% of total loans, at December 31, 2005.
Non-interest Income
Non-interest income of $1.5 million for the three-month period ended June 30, 2006 represented an increase of $1.3 million, or 531.4%, over the $245,000 earned in the second quarter of 2005. For the same six-month comparable period, non-interest income increased by $2.2 million, or 299.6%, to $2.9 million. The primary cause of the increases were higher ATM, deposit and loan servicing fees in 2006, and a $1.0 million net loss/write-down recognized in June of 2005 on bank-owned land.
Excluding the $1.0 million net loss/write-down on bank-owned land, non-interest income increased by $282,000, or 22.3%, when comparing the second quarter of 2006 to the comparable quarter in 2005. Approximately 76% of the increase, or $213,000, represents increased fees for ATM servicing performed by CSSI. CSSI provides cash to ATMs owned by independent service organizations (ISOs) nationwide. Fees are collected from the ISOs for managing the ATMs and for the use of the cash in the machines. ATM servicing fees are generally based upon the amount of cash utilized, and a market based floating interest-rate pricing structure. Deposit service fees also increased, quarter-over-quarter, by $43,000. This growth was largely the result of growth in the Company’s overdraft checking account product. The Company also benefited from a $69,000 increase in gains on loan sales, quarter-over-quarter, while investment sales commissions (non-deposit investment products) declined by $59,000, due to staff turnover in 2006.
Non-interest income increased by $2.2 million in the first six months of 2006 compared to the year earlier period. Excluding the $1.0 million net loss/write-down on bank-owned land, non-interest income increased by $1.2 million, or 67.6%, in the first six months of 2006 when compared to the six months ended June 30, 2005. Approximately 69% of the increase, or $825,000, represents increased fees for ATM servicing performed by CSSI, which fees are reflected for the full six month period in 2006 but only for the second half of the 2005 period. Fees earned on deposit accounts and other miscellaneous income increased by a combined $225,000, or 29.6%, when compared to the first quarter of 2005. This growth was mainly the result of a growth in the overdraft checking account product and the addition of the Chart Bank deposit accounts and branch locations in April 2005. Loan servicing fees and gains on sales of loans increased by $72,000 and $118,000, respectively, when comparing the first halves of 2006 and 2005. These increases were largely the result of collection of prepayment penalties and other fees, and growth in sales of fixed rate loans originated and sold, or serviced for others.
Non-interest Expense
Non-interest expenses of $5.4 million for the three-month period ended June 30, 2006 represented a decrease of $3.8 million from the $9.1 million incurred in the second quarter of 2005. For the same six-month comparable period, non-interest expense decreased by $1.9 million, or 15.3%, to $10.7 million. The 2005 results include a

$4.0 million contribution in the second quarter to the Benjamin Franklin Bank Charitable Foundation. The Company has not since, and does not intend to make future contributions to the Foundation.
Non-interest expenses, excluding the $4.0 million non-recurring contribution, increased by $213,000 (or 4.1%) in the second quarter of 2006, compared to the three months ended June 30, 2005. The largest increase, of $259,000 or 10.5%, was in salaries and employee benefits expense. The Company has added staff judiciously for business development, such as commercial loan origination, loan support, and marketing, and for the accounting and audit functions, needed to satisfy growing regulatory demands associated with being a public company. Professional fees increased by $117,000, or 49.2%, over the comparable 2005 quarter, due to increased legal and audit fees. The Company required increased legal assistance in 2006 to implement its new stock compensation plans and prepare for its first annual meeting of shareholders, and has engaged outside firms to assist in its first-time Sarbanes-Oxley Act Section 404 compliance program. Amortization of the core deposit intangible asset created in the Chart Bank acquisition decreased $277,000 from the comparable period in 2005, and will continue to decline in future periods. An $83,000 decrease in data processing costs between the two quarters was due largely to additional costs incurred in 2005 adding Chart Bank operations.
Non-interest expenses decreased by $1.9 million in the first six months of 2006 compared to the year earlier period. Excluding the $4.0 million non-recurring contribution, non-interest expenses increased by $2.1 million (or 24.0%) to $10.7 million in the first six months of 2006, compared to the six months ended June 30, 2005. The Company’s non-interest expense base rose significantly beginning in the second quarter of 2005, due to the acquisition of Chart Bank. The largest increase comparing the two six-month periods was in salaries and employee benefits expense, which rose by $966,000 or 21.6%, attributable primarily to the assimilation of Chart Bank’s employees. Adds to staffing in the lending, marketing, accounting and audit functions, as well as pricing increases and other changes to certain benefit plans, also contributed to the increase. Professional fees increased by $366,000, or 99.7%, over the comparable 2005 period, due to increased legal and audit fees. The Company has made changes to certain of its benefits plans, requiring legal assistance, and has incurred substantial increases in audit and legal fees associated with its new public company status. Occupancy and equipment expenses increased by $309,000 or 28.1%, mainly due to the addition of costs associated with Chart Bank’s three branches and its former corporate headquarters. An increase of $482,000, or 52.6%, in other general and administrative expenses largely reflected the addition of Chart Bank’s operations. This included adding several of Chart Bank’s former directors to the Company’s Board, and higher printing, postage, insurance, and other operating costs associated with running a larger company.
The Company is scheduled to open a new branch in Wellesley, Massachusetts in September, 2006. The annual direct costs of operating this branch are estimated at $610,000. The Company also recently received regulatory approval to open a new branch in Watertown, Massachusetts. It is anticipated that this branch will become operational in the second quarter of 2007. The direct costs of operating this branch are estimated at $700,000 annually. The Company intends to continue its search for promising de novo branch locations, with the goal of identifying two to three additional sites over the next two years.
The Compensation Committee of the Board of Directors made awards under the Company’s stock incentive plan on July 28, 2006. The grants of restricted stock and stock options made under this plan will increase the Company’s compensation costs in the periods in which such awards and options vest. Such awards will be accounted for in the Company’s financial statements in accordance with SFAS No. 123R. Details of the July 28, 2006 awards are as follows:

		Vesting	Fair Market	Option
	Number Awarded:	Period	Value of Stock at	Exercise
	Shares or Options	(years)	Date of Grant	Price

Restricted Stock	29,600	3	$13.95	n/a
Restricted Stock	188,740	5	13.95	n/a

	218,340

Stock Options (1):
Incentive stock options	100,250	5	13.95	13.95
Non-statutory stock options	55,000	3	13.95	13.95
Non-statutory stock options	293,500	5	13.95	13.95

	448,750

(1)	The expiration date of the stock options is July 28, 2013.
Income Taxes
The income tax expense of $724,000 recorded for the second quarter of 2006 resulted in an effective tax rate of 36.5%. In the second quarter of 2005, an income tax benefit of $625,000 equated to an effective tax rate of 19.7%. The income tax expense of $ 1.4 million for the six months ended June 30, 2006 resulted in an effective tax rate of 36.3%, while an income tax benefit of $466,000 for the first half of 2005 resulted in an effective tax rate of 17.4%. The primary reason for the lower effective rates in the 2005 periods is the capital loss treatment of the $1.0 million net loss/write-down recognized on the bank-owned land, resulting in a $1.0 million increase in the deferred tax asset valuation allowance on the balance sheet.
Liquidity and Capital Resources
The Company’s primary sources of funds are from deposits, borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At June 30, 2006, cash and due from banks, short-term investments and debt securities maturing within one year totaled $80.1 million (excluding cash supplied by CSSI to ATM customers) or 8.9% of total assets.
The Company borrows from the Federal Home Loan Bank of Boston (“FHLBB”) as an additional funding source. As of June 30, 2006, the Company had $141.0 million of FHLBB Borrowings outstanding and had the ability to borrow an additional $61.8 million.
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
The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:

Contractual Obligations:

	June 30, 2006
			More than	More than
			One Year	Three Years
		One Year	through Three	through five	Over Five
	Total	or Less	Years	Years	Years
	(In thousands)
Federal Home Loan Bank advances(1)	$140,954	$34,000	$57,954	$49,000	$—
Subordinated debt	9,000	—	—	—	9,000
Operating leases (2)	1,868	270	558	405	635
Other contractual obligations(3)	5,743	2,362	3,381

Total contractual obligations	$157,565	$36,632	$61,893	$49,405	$9,635

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 Family Residential mortgage loans. At June 30, 2006, an advance of $6.0 million, bearing a rate of 4.91%, was callable at the sole option of the FHLB. This advance was called in July, 2006. Another advance in the amount of $10.0 million maturing in June, 2010, will become immediately payable if 3-month LIBOR rises above 6.0% (measured on a quarterly basis, beginning in June 2006).

(2)	Represents non-cancelable operating leases for branch offices.

(3)	Represents contracts for technology services and employment agreements.
Loan Commitments

	June 30, 2006
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(In thousands)
Commitments to grant loans (1)	$29,349	$29,349	$—	$—	$—
Unadvanced funds on commercial lines of credit	23,397	20,355	3,042	—	—
Unadvanced funds on home equity lines of credit (3)	39,349	—	—	—	39,349
Unadvanced funds on construction loans (4)	35,414	24,474	10,468	—	472
Unadvanced funds on personal lines of credit (2)	2,374	—	—	—	2,374
Commercial letters of credit	1,419	1,419

Total loan commitments	$131,302	$75,597	$13,510	$—	$42,195

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

Minimum Regulatory Capital Requirements:
As of June 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2006 and December 31, 2005 are also presented in this table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006:

Total capital to risk weighted assets:
Consolidated	$90,047	15.1%	$47,864	8.0%	N/A	N/A
Bank	64,416	10.8	47,799	8.0	$59,748	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	84,250	14.1	23,932	4.0	N/A	N/A
Bank	58,619	9.8	23,899	4.0	35,849	6.0

Tier 1 capital to average assets:
Consolidated	84,250	9.9	34,079	4.0	N/A	N/A
Bank	58,619	6.9	34,046	4.0	42,557	5.0

December 31, 2005:

Total capital to risk weighted assets:
Consolidated	$87,212	15.3%	$45,614	8.0%	N/A	N/A
Bank	61,393	10.8	45,528	8.0	$56,910	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	81,543	14.3	22,807	4.0	N/A	N/A
Bank	55,724	9.8	22,764	4.0	34,146	6.0

Tier 1 capital to average assets:
Consolidated	81,543	9.9	33,115	4.0	N/A	N/A
Bank	55,724	6.7	33,085	4.0	41,356	5.0

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
The table below sets forth, as of May 31, 2006 the estimated changes in the Company’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve (note: differences between May 31, 2006 and June 30, 2006 balance sheets are not material for purposes of this analysis, or the gap analysis, below). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated
Net Interest Income over 12
months
200 basis point increase in rates	(3.59)%
100 basis point increase in rates	(1.72)%
Flat interest rates	—
100 basis point decrease in rates	1.25%
As indicated in the table above, the result of an immediate 100 basis point increase in interest rates is estimated to decrease net interest income by 1.72% over a 12-month horizon, when compared to the flat rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to decline by 3.59% over a 12-month horizon, when compared against the flat rate scenario. Inherent in these estimates is the assumption that savings account deposit rates would increase by 25 basis points and that money market deposit account rates would increase by 37 basis points for each 100 basis point increase in market interest rates. These scenarios also assume no change in checking account interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The estimated change in net interest income from the flat rate scenario for a 100 basis point decline in the level of interest rates is an increase of 1.25%, which assumes no decrease in interest-bearing checking rates or in savings rates and an average decrease in money market rates of 37 basis points.
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
In its management of interest rate risk, the Company also relies on the analysis of its interest rate “gap,” which is the measure of the mismatch between the amount of interest-earning assets and interest-bearing liabilities that mature or reprice within specified timeframes. An asset-sensitive position (positive gap) exists when there are more rate-sensitive assets than rate-sensitive liabilities maturing or repricing within a particular time horizon, and generally signifies a favorable effect on net interest income during periods of rising interest rates and a negative effect during periods of falling interest rates. Conversely, a liability-sensitive position (negative gap) would generally indicate a negative effect on net interest income during periods of rising rates and a positive effect during periods of falling rates.
The table below shows the Company’s interest sensitivity gap position as of May 31, 2006, indicating the amount of interest-earning assets and interest-bearing liabilities that are anticipated to mature or reprice in each of the future time periods shown. Generally, these assets and liabilities are shown in the table based on the earlier of the time remaining to repricing or contractual maturity. However, residential mortgage loans and mortgage-backed securities have been presented in a manner that also incorporates the estimated effects of prepayment assumptions. Interest-bearing checking, savings, money market checking and money market savings deposit accounts are assumed to have annual rates of withdrawal (decay rates) of 9.2%, 38.3%, 59.5% and 100.0%, respectively.
Repricing Gap as of May 31, 2006

	Up to	More than	More than	More than	More than	More than
	one	one year to	two years to	three years to	four years to	five
	year	two years	three years	four years	five years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$233,988	$113,827	$102,287	$81,950	$34,363	$55,414	$621,829
Securities (2)	53,924	39,183	9,162	5,025	4,773	25,866	137,932
Short-term investments	10,700	—	—	—	—	—	10,700

Total interest-earning assets	298,612	153,009	111,449	86,975	39,136	81,280	770,461

Interest-bearing liabilities:
Savings accounts	36,156	22,308	13,764	8,492	5,240	8,441	94,402
Money market accounts	70,279	28,463	11,528	4,669	1,891	1,287	118,116
NOW accounts	2,761	2,507	2,276	2,067	1,877	18,522	30,010
Certificates of deposit	237,837	24,913	6,294	5,632	1,362	1	276,040
Long-term debt	29,951	28,000	33,000	—	34,000	—	124,951

Total interest-bearing liabilities	$376,984	$106,191	$66,862	$20,860	$44,369	$28,252	$643,518

Interest rate sensitivity gap	(78,372)	46,818	44,587	66,114	(5,233)	53,028	126,943

Interest rate sensitivity gap as a % of total assets	-8.88%	5.30%	5.05%	7.49%	-0.59%	6.01%
Cumulative interest rate sensitivity gap	(78,372)	(31,554)	13,033	79,148	73,915	126,943

Cumulative interest rate sensitivity gap as a % of total assets	-8.88%	-3.57%	1.48%	8.96%	8.37%	14.38%

(1)	Excludes the allowance for loan losses, deferred fees and costs, and non-performing loans.

(2)	Securities are shown at amortized cost.
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
     (b) Changes in Internal Controls Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the first six months of 2006 that have materially affected, or that are reasonably likely to materially affect, its internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors That May Affect Future Results
Risk factors that may affect future results were discussed in the Company’s 2005 Annual Report on Form 10-K. The Company’s analysis of its risk factors has not changed since December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities. The Company had no share repurchases during the quarter.
Item 3. Defaults on Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company held its annual meeting of stockholders on May 11, 2006 at which time the six nominees for director, as set forth in the proxy materials for the meeting, were elected with the following votes cast:

Name	For	Withheld
William P. Bissonnette	7,303,470	40,119
Paul E. Capasso	7,303,457	40,132
Jonathan A. Haynes	7,298,081	45,508
Anne M. King	7,296,915	46,674
Neil E. Todreas	7,295,006	48,583
Charles Yergatian	7,271,046	72,543
In addition, the stockholders approved the Company’s 2006 Stock Incentive Plan and the ratification of Wolf & Company, P.C. as our independent public accounting firm with the following votes cast:

	2006 Stock Incentive Plan	Ratification of Wolf & Co.
For	5,200,647	7,256,824
Against	237,834	27,062
Abstentions	31,733	59,703
Broker Non-Votes	1,873,375	0
Item 5. Other Information.
     Not applicable

Item 6. Exhibits.
The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit No.	Description	Footnotes
2.1	Plan of Conversion of Benjamin Franklin Bancorp.	3

2.2	Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2

3.1	Articles of Organization of Benjamin Franklin Bancorp, Inc.	2

3.2	Bylaws of Benjamin Franklin Bancorp, Inc.	7

4.1	Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5

10.1.1	Form of Employment Agreement with Thomas R. Venables. *	6

10.1.2	Form of Employment Agreement with Claire S. Bean. *	6

10.2	Form of Change in Control Agreement with five other Executive Officers, providing one year’s severance to Brian E. Ledwith, Michael J. Piemonte and Kathleen P. Sawyer, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. This form contains all material information concerning the agreement and the only differences are the name and contact information of the executive officer who is party to the agreement and the number of years of severance provided. *	2

10.3	Form of Benjamin Franklin Bank Benefit Restoration Plan. *	2

10.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of March 22, 2006.	8

10.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of March 22, 2006.	8

10.5	Benjamin Franklin Bancorp Director Fee Continuation Plan. *	4

10.6	Benjamin Franklin Bancorp Employee Salary Continuation Plan. *	2

10.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004. *	2

10.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004. *	2

10.8	Benjamin Franklin Bancorp, Inc. 2006 Stock Incentive Plan	9

11	See Note 3 to the Financial Statements for a discussion of earnings per share.	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

Exhibit No.	Description	Footnotes
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

*	Relates to compensation.

1	Filed herewith.

2	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.

7	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

8	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2006

9	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on March 28, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.

Date: August 14, 2006	By:	/s/ Thomas R. Venables

Thomas R. Venables
President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Claire S. Bean

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