Form 10-Q/A
period 2006-06-30
Benjamin Franklin Bancorp, Inc.
filed 2006-08-18
CIK 1302176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

SIGNATURES
Ex-10.8.1 Form of Incentive Stock Option Agreement
Ex-10.8.2 Form of Non-Statutory Stock Option Agreement (Officer)
Ex-10.8.3 Form of Non-Statutory Stock Option Agreement (Director)
Ex-10.8.4 Form of Restricted Stock Agreement (Officer)
Ex-10.8.5 Form of Restricted Stock Agreement (Director)
Ex-31.1 Section 302 Certification of the C.E.O.
Ex-31.2 Section 302 Certification of the C.F.O.

Part II, Item 6 of the Registrant’s Annual Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 is hereby amended for the purpose of adding the following new Exhibits:

Exhibit No.	Description
10.8.1	Form of Incentive Stock Option Agreement

10.8.2	Form of Non-Statutory Stock Option Agreement (Officer)

10.8.3	Form of Non-Statutory Stock Option Agreement (Director)

10.8.4	Form of Restricted Stock Agreement (Officer)

10.8.5	Form of Restricted Stock Agreement (Director)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.

Date: August 18, 2006	By:	/s/ Thomas R. Venables Thomas R. Venables
President and Chief Executive Officer

Date: August 18, 2006	By:	/s/ Claire S. Bean

Claire S. Bean
Treasurer and Chief Financial Officer