Form 10-Q
period 2006-09-30
Benjamin Franklin Bancorp, Inc.
filed 2006-11-14
CIK 1302176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares outstanding of the registrant’s common stock (no par value) at November 14, 2006: 8,249,802

     PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$15,305	$16,499
Cash supplied to ATM customers	39,409	37,200
Short-term investments	10,090	12,051

Total cash and cash equivalents	64,804	65,750

Securities available for sale, at fair value	123,851	122,379
Securities held to maturity, at amortized cost	43	109
Restricted equity securities, at cost	10,952	10,012

Total securities	134,846	132,500

Loans
Residential real estate	286,486	286,204
Commercial real estate	230,466	209,009
Construction	59,964	60,399
Commercial business	22,792	19,162
Consumer	40,734	34,814
Net deferred loan costs	1,161	1,214

Total loans, gross	641,603	610,802
Allowance for loan losses	(5,941)	(5,670)

Loans, net	635,662	605,132

Premises and equipment, net	11,722	11,167
Accrued interest receivable	3,583	3,045
Bank-owned life insurance	10,200	7,451
Goodwill	33,763	33,763
Identifiable intangible asset	3,301	4,133
Other assets	4,400	4,116

	$902,281	$867,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Regular savings	$86,240	$97,960
Money market accounts	89,620	94,347
NOW accounts	24,954	32,147
Demand deposit accounts	125,424	124,396
Time deposit accounts	299,986	262,823

Total deposits	626,224	611,673

Short-term borrowings	8,000	—
Long-term debt	151,963	140,339
Other liabilities	7,723	6,933

Total liabilities	793,910	758,945

Common stock, no par value; 75,000,000 shares authorized; 8,468,137 shares issued and 8,249,802 shares outstanding at September 30, 2006; 8,488,898 shares issued and outstanding at December 31, 2005	—	—
Additional paid-in capital	82,689	82,849
Retained earnings	35,867	32,942
Unearned compensation	(8,150)	(5,353)
Accumulated other comprehensive loss	(2,035)	(2,326)

Total stockholders’ equity	108,371	108,112

	$902,281	$867,057

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$9,620	$8,716	$27,698	$21,656
Debt securities	1,396	1,103	4,035	2,657
Dividends	245	110	388	271
Short-term investments	134	100	536	344

Total interest and dividend income	11,395	10,029	32,657	24,928

Interest expense:
Interest on deposits	3,691	2,375	10,328	5,798
Interest on borrowings	1,719	1,334	4,518	3,123

Total interest expense	5,410	3,709	14,846	8,921

Net interest income	5,985	6,320	17,811	16,007

Provision for loan losses	200	152	327	648

Net interest income, after provision for loan losses	5,785	6,168	17,484	15,359

Other income:
ATM servicing fees	848	493	2,182	1,002
Deposit service fees	375	356	1,044	857
Loan servicing fees	106	126	382	331
Investment sales commissions	13	66	110	212
Gain on sale of loans, net	110	52	249	72
Gain on sale of securities	10	—	10	—
Security impairment writedown	—	—	(35)	—
Loss on sale/write-down of bank-owned land, net	—	—	—	(1,020)
Income from bank-owned life insurance	99	83	250	204
Miscellaneous	158	138	471	393

Total other income	1,719	1,314	4,663	2,051

Operating expenses:
Salaries and employee benefits	3,063	2,529	8,509	7,010
Occupancy and equipment	662	654	1,970	1,753
Data processing	512	468	1,413	1,339
Professional fees	232	257	965	624
Marketing and advertising	214	273	525	546
Contribution to Benjamin Franklin Bank Charitable Foundation	—	—	—	4,000
Amortization of core deposit intangible	254	445	832	1,044
Other general and administrative	767	713	2,165	1,628

Total operating expenses	5,704	5,339	16,379	17,944

Income (loss) before income taxes	1,800	2,143	5,768	(534)

Provision for income taxes	632	814	2,073	348

Net income (loss)	$1,168	$1,329	$3,695	$(882)

Weighted-average shares outstanding:
Basic	7,931,455	8,148,113	7,996,242	N/A
Diluted	7,937,021	8,148,113	7,998,098	N/A

Earnings per share:
Basic	$0.15	$0.16	$0.46	N/A
Diluted	$0.15	$0.16	$0.46	N/A
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity
Balance at December 31, 2004	—	$—	$—	$32,997	$—	$(1,669)	$31,328

Comprehensive loss:
Net loss	—	—	—	(882)	—	—	(882)
Net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	(507)	(507)

Total comprehensive loss							(1,389)

Dividends declared ($.03 per share)	—	—	—	(255)	—	—	(255)
Issuance of common stock for initial public offering, net of expenses of $2.1 million	5,577,419	—	53,721	—	—	—	53,721
Issuance of common stock to Benjamin Frankin Bank Charitable Foundation	400,000	—	4,000	—	—	—	4,000
Issuance of common stock for acquisition of Chart Bank, A Cooperative Bank	2,511,479	—	25,115	—	—	—	25,115
Stock purchased for ESOP					(4,911)		(4,911)
Release of ESOP stock	—	—	9	—	114	—	123

Balance at September 30, 2005	8,488,898	$—	$82,845	$31,860	$(4,797)	$(2,176)	$107,732

Balance at December 31, 2005	8,488,898	$—	$82,849	$32,942	$(5,353)	$(2,326)	$108,112

Comprehensive income:
Net income	—	—	—	3,695	—	—	3,695
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	291	291

Total comprehensive income							3,986

Dividends declared ($.09 per share)	—	—	—	(770)	—	—	(770)
Common stock repurchased	(239,096)	—	(3,373)	—	—	—	(3,373)
Issuance of common stock in connection with Stock Incentive Plan	—	—	3,046	—	(3,046)	—	—
Restricted stock expense	—	—		—	111	—	111
Stock option expense	—	—	139	—	—	—	139
Release of ESOP stock	—	—	28	—	138	—	166

Balance at September 30, 2006	8,249,802	$—	$82,689	$35,867	$(8,150)	$(2,035)	$108,371

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,695	$(882)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization (accretion) of securities, net	(582)	99
Accretion of loans, net	(50)	(88)
Gain on sales of securities, net	(10)	—
Provision for loan losses	327	648
Accretion of deposit and borrowings, net	(30)	(249)
Amortization of mortgage servicing rights	181	214
Depreciation and amortization	752	709
Amortization of core deposit intangible	832	1,044
Amortization of unearned compensation	416	123
Income from bank-owned life insurance	(250)	(204)
Gains on sales of loans, net	(249)	(72)
Loans originated for sale	(23,660)	(11,203)
Proceeds from sales of loans	23,909	11,275
Increase in accrued interest receivable	(538)	(1,498)
Security impairment writedown	35	—
Loss on sale / writedown of bank-owned land, net	—	1,020
Contribution to Benjamin Franklin Bank Charitable Foundation	—	4,000
Other, net	293	220

Net cash provided by operating activities	5,071	5,156

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	10	—
Maturities, calls, and principal repayments	53,123	34,127
Purchases	(53,691)	(33,495)
Principal repayments on held-to-maturity securities	66	84
Net change in restricted equity securities	(974)	798
Purchases of mortgage loans	(16,118)	—
Loan originations, net	(14,689)	(36,237)
Proceeds from sales of bank-owned land	—	868
Purchases of bank-owned life insurance	(2,500)	—
Additions to premises and equipment	(1,306)	(343)

Net cash used for investing activities	(36,079)	(34,198)

See accompanying notes to condensed consolidated financial statements

(Continued)
BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from financing activities:
Net increase (decrease) in deposits	14,608	(9,406)
Net proceeds from (repayments of) short-term borrowings	8,000	(4,250)
Net proceeds from long-term debt	11,597	31,500
Net proceeds from common stock offering	—	53,721
Retirement of common stock	(3,373)	—
Dividends paid on common stock	(770)	—
Acquisition of common stock by ESOP	—	(4,911)

Net cash provided by financing activities	30,062	66,654

Net change in cash and cash equivalents	(946)	37,612
Cash and cash equivalents acquired in the purchase of Chart Bank	—	9,879
Cash and cash equivalents at beginning of period	65,750	14,204

Cash and cash equivalents at end of period	$64,804	$61,695

Supplemental cash flow information:
Interest paid on deposits	$10,390	$5,794
Interest paid on short-term borrowings	154	55
Interest paid on long-term debt	4,291	2,873
Income taxes paid	2,860	665
Premises and equipment transferred to other assets	—	634

Assets acquired and liabilities assumed were as follows:
Fair value of noncash assets acquired	—	$259,008
Fair value of liabilities assumed	—	243,772
Fair value of common stock issued	—	25,115
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

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (SFAS 156). This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. Consistent with SFAS No. 140, SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. However, the statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company plans to adopt SFAS 156 at the beginning of 2007 and does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2006, the FASB Issued Statement of Financial Account Standards No. 157, “Fair Value Measurements.” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In July, 2006 the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entities’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 will be applicable to all financial statements issued by the Company after November 15, 2006. The Company does not expect that SAB 108 will have a significant impact on the reported results of operations or financial condition.

2.	Commitments

Outstanding loan commitments totaled $107.6 million at September 30, 2006, compared to $118.2 million as of December 31, 2005. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit.

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

On May 2, 2006, the Company entered into a purchase and sales agreement to sell the property it owns at 500 West Central St., Franklin, MA. The sales price is $825,000 and the closing is expected within the next six months. The Company’s carrying value for this property is $634,000.

3.	Earnings per share

The basic earnings per share calculation excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. The diluted earnings per share calculation takes into account (using the treasury stock method) the potential dilution that could occur if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share are not presented for the nine months ended September 30, 2005, because the Company did not complete its public offering and had no shares outstanding until April 4, 2005.

4.	Stock-based compensation

In accordance with the Company’s 2006 Stock Incentive Plan, approved by shareholders on May 11, 2006, the Company’s Compensation Committee awarded 448,750 stock options with an exercise price of $13.95 per share and 218,335 shares of restricted stock with a grant date fair value of $13.95 per share to directors and certain employees on July 28, 2006. The Stock Incentive Plan provides for total awards of 597,741 stock options and 239,096 shares of restricted stock, leaving 148,991 stock options and 20,761 shares of restricted stock available for future awards. The shares of common stock underlying any awards that are forfeited, cancelled, reacquired by Benjamin Franklin Bancorp or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered or withheld for tax withholding obligations will be added back to the shares of common stock with respect to which new awards may be granted under the plan.

Stock options awarded are for a term of seven years. Of the 448,750 stock options awarded, 393,750 will vest over five years and 55,000 will vest over a three-year period. Upon a change in control (as defined in the plan) or the death or disability of the individual to whom options or shares were awarded, all options and restricted shares awarded immediately vest. Of the options awarded, 100,250 were incentive stock options and 348,500 were non-statutory options. All 448,750 options granted during the quarter remain outstanding at September 30, 2006, and no options have yet vested. The exercise price of all options outstanding is $13.95 and the weighted average remaining contractual life at the end of the period is 6.83 years. The following table presents the fair value and related assumptions using the Black-Scholes Option Pricing Model for stock options granted:

Fair value	$3.86
Risk-free interest rate	4.94%
Expected dividend yield	0.85%
Expected volatility	14.66%
Expected life	7 years
Of the restricted stock awards made on July 28, 2006, 188,735 shares vest over five years and 29,600 shares vest over a three-year period. Of the 218,335 shares awarded during the quarter, all remain unvested, and there have been no forfeitures through September 30, 2006. The grant date fair value of these shares was $13.95.
For the quarter ended September 30, 2006, the Company recognized compensation cost on stock options of $138,728. The Company is employing an accelerated method of expense recognition for options, whereby compensation cost is measured on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. For restricted stock awards, the cost recognized during the quarter amounted to $110,702. The estimated amount and timing of compensation cost to be recognized for awards made to date under the plan is as follows:

(in thousands)	2006	2007	2008	2009	2010	2011	Total

Stock options	$343	$668	$371	$210	$105	$35	$1,732
Restricted stock	277	664	664	607	527	307	3,046

	$620	$1,332	$1,035	$817	$632	$343	$4,778
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
Comparison of Financial Condition at September 30, 2006 and December 31, 2005
Overview
In the first nine months of 2006, the Company’s balance sheet increased by $35.2 million, or 4.1%, to $902.3 million. Asset growth was focused primarily in loans, which increased by $30.5 million or 5.0% during the nine-month period. Smaller increases occurred in securities, which rose by $2.3 million or 1.8%, and in bank-owned life insurance, which rose by $2.7 million or 36.9%. Asset growth was funded by increases in deposit balances aggregating $14.6 million or 2.4%, and in borrowed funds, which increased by $19.6 million or 14.0%.
Investment Activities
Cash and cash equivalent balances declined by $946,000, or 1.4%, to $64.8 million at September 30, 2006 when compared to December 31, 2005. The largest portion of the decrease was in short-term investments, which fell by $2.0 million, or 16.3%, when compared to year-end 2005. This decrease was the result of normal fluctuations in the Company’s overnight investments, which include overnight fed funds sold ($4.3 million) and money market funds ($5.8 million) at September 30, 2006. Cash supplied to customers of Creative Strategic Solutions, Inc. (“CSSI”), the Bank’s ATM servicing subsidiary, increased by $2.2 million or 5.9%, due primarily to growth in existing customer relationships.
At September 30, 2006, the Company’s investment portfolio amounted to $134.8 million, or 14.9% of total assets. When compared to year-end 2005, securities increased by $2.3 million, or 1.8%, at September 30, 2006. The increase was generally consistent with overall growth in the balance sheet during the first nine months of 2006. The following table sets forth certain information regarding the amortized cost and market values of the Company’s securities at the dates indicated:

	September 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
Government-sponsored enterprise obligations	$93,672	$93,397	$86,141	$85,494
State agency and municipal obligations	2,207	2,187	2,211	2,191
Corporate bonds and other obligations	—	—	2,508	2,500
Mortgage-backed securities	30,237	28,267	34,107	32,194

Total securities available for sale	$126,116	$123,851	$124,967	$122,379

Securities held to maturity:

Mortgage-backed securities	$43	$43	$109	$109

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$8,471	$8,471	$7,496	$7,496
Access Capital Strategies Community Investment Fund	1,965	1,965	2,000	2,000
SBLI & DIF stock	516	516	516	516

Total restricted equity securities	$10,952	$10,952	$10,012	$10,012

Lending Activities
The Company’s net loan portfolio aggregated $635.7 million on September 30, 2006, or 70.5% of total assets on that date. As of December 31, 2005, the net loan portfolio totaled $605.1 million, or 69.8% of total assets. The following table sets forth the composition of the loan portfolio at the dates indicated:

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$286,486	44.7%	$286,204	47.0%
Commercial	230,466	36.0%	209,009	34.3%
Construction	59,964	9.4%	60,399	9.9%
Home equity	37,518	5.9%	32,419	5.3%

	614,434	95.9%	588,031	96.5%

Other loans:
Commercial business	22,792	3.6%	19,162	3.1%
Consumer	3,216	0.5%	2,395	0.4%

	26,008	4.1%	21,557	3.5%

Total loans	640,442	100.0%	609,588	100.0%

Other items:
Net deferred loan costs	1,161		1,214
Allowance for loan losses	(5,941)		(5,670)

Total loans, net	$635,662		$605,132

The net loan portfolio increased by $30.5 million, or 5.0%, during the first nine months of 2006. The increase in loans during this period was principally the result of growth in the Bank’s commercial loan portfolio, as commercial real estate loans increased by $21.5 million or 10.3% and commercial business loans increased by $3.6 million or 18.9%. Consumer loans (principally home equity loans and lines of credit) also increased during the period, rising by $5.9 million or 17.0%. The Company’s portfolio of residential loans, at $286.5 million on September 30, 2006, remained virtually unchanged when compared to year-end 2005, as run-off was replaced by new adjustable-rate mortgage loan originations. Additionally, $23.7 million in fixed-rate mortgage loans were originated and sold in the first nine months of 2006.
Non-performing Assets
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. The amount of loans on-accrual status as of September 30, 2006 increased by $1.4 million compared to December 31, 2005, due to the addition of one commercial real estate loan in the amount of $1.8 million. In management’s opinion, this loan is well secured by collateral sufficient to cover all principal and interest due under the loan agreement. At each date presented, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates):

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$59	$184
Commercial mortgage	1,759	—
Construction	—	—
Commercial business	—	256
Consumer	69	25

Total non-accrual loans	$1,887	$465

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	$—	$—
Commercial mortgage	—	—
Construction	—	—
Commercial business	—	—
Consumer	—	2

Total loans 90 days and still accruing	$—	$2

Total non-performing loans	$1,887	$467

Ratios:
Non-performing loans to total loans	0.29%	0.08%
Non-performing assets to total assets	0.21%	0.05%
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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures. At September 30, 2006, the Company had no impaired loans. At December 31, 2005, impaired loans totaled $264,000 and in the aggregate carried a valuation allowance within the allowance for loan losses of $140,000.
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
The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$5,797	$5,531	$5,670	$3,172

Allowance added from acquisition of Chart Bank	—	—	—	1,812

Charge-offs:
Mortgage loans on real estate:	—	—	—	—

Other loans:
Commercial business	(40)	(57)	(40)	(68)
Consumer	(32)	(5)	(78)	(8)

Total other loans	(72)	(62)	(118)	(76)

Total charge-offs	(72)	(62)	(118)	(76)

Recoveries:
Mortgage loans on real estate:	—	—	—	—

Other loans:
Commercial business	7	8	31	68
Consumer	9	2	31	7

Total other loans	16	10	62	75

Total recoveries	16	10	62	75

Net charge-offs	(56)	(52)	(56)	(1)
Provision for loan losses	200	152	327	648

Balance at end of period	$5,941	$5,631	$5,941	$5,631

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.04%	0.03%	0.01%	0.00%
Allowance for loan losses to non-performing loans at end of period	314.84%	1208.37%	314.84%	1208.37%
Allowance for loan losses to total loans at end of period	0.93%	0.93%	0.93%	0.93%
Deposits
The following table sets forth the Company’s deposit accounts for the periods indicated:

	September 30,	% of	December 31,	% of
	2006	Total	2005	Total
	(Dollars in thousands)
Deposit type:
Demand deposit accounts	$125,424	20.0%	$124,396	20.3%
NOW accounts	24,954	4.0%	32,147	5.3%
Regular savings accounts	86,240	13.8%	97,960	16.0%
Money market accounts	89,620	14.3%	94,347	15.4%

Total non-certificate accounts	326,238	52.1%	348,850	57.0%

Term certificates less than $100,000	172,341	27.5%	157,933	25.8%
Term certificates of $100,000 or more	127,645	20.4%	104,890	17.1%

Total certificate accounts	299,986	47.9%	262,823	43.0%

Total deposits	$626,224	100.0%	$611,673	100.0%

Total deposits increased by $14.6 million, or 2.4%, when compared to December 31, 2005. Growth in time deposit accounts, which increased by $37.2 million or 14.1% in the nine-months ended September 30, 2006, caused nearly all of the increase in total deposits, supplemented by a $1.0 million or 0.8% increase in demand deposit accounts. Offsetting these increases were decreases in savings accounts (down $11.7 million or 12.0%), NOW accounts (down $7.2 million or 22.4%) and money market accounts (down $4.7 million or 5.0%). With increases in short-term market interest rates, customers have continued to exhibit a preference for short-term time deposits, causing the shift away from lower-rate savings and transaction accounts. Management expects that this trend will continue, absent changes in the current interest rate environment.
Borrowed Funds
Borrowed funds increased by $19.6 million, or 14.0%, during the first nine months of 2006. This increase funded, in part, the growth in loans and securities during the nine months ended September 30, 2006.
Stockholder’s Equity
Total stockholders’ equity was $108.4 million as of September 30, 2006, an increase of $259,000 when compared to the balance at December 31, 2005. The increase was primarily attributable to earnings of $3.7 million, an increase of $291,000 in the fair value of securities available for sale, net of dividends declared of $770,000 and the repurchase and retirement of 239,096 shares in connection with the 2006 Stock Incentive Plan. These share repurchases were made at an average price of $14.11, for a total purchase price of $3.4 million.
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2006 and 2005
The Company earned net income of $1.2 million for the quarter ended September 30, 2006, a decline of $161,000 or 12.1% when compared to net income of $1.3 million earned in the third quarter of 2005. The earnings decline largely reflected lower net interest income and higher operating expenses, partially offset by strong growth in non-interest income.
The Company earned net income of $3.7 million for the nine months ended September 30, 2006, an increase of $4.6 million when compared to a net loss of $882,000 incurred in the first nine months of 2005. The net loss in the 2005 period was primarily a result of two non-recurring charges: a $4.0 million contribution made to the

Benjamin Franklin Bank Charitable Foundation, and a $1.0 million net loss from the sale/write-down of bank-owned land. Excluding the $5.0 million in non-recurring charges, and their related income tax benefit of $1.4 million, net income increased $917,000, or 33.0%, over the comparable 2005 nine-month period. There were significant increases in net interest income and non-interest income when compared to the 2005 nine-month period, due to internally generated balance sheet growth and to the acquisition of Chart Bank on April 4, 2005, which only impacted part of the 2005 period. Operating expenses also increased significantly when compared to the nine-month period ended September 30, 2005, due to the addition of Chart Bank’s operations, as well as to higher costs related to generating internal growth and meeting the new demands of operating as a public company.
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

	Three Months Ended September 30,
	2006			2005
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$633,064	$9,620	6.00%	$607,136	$8,716	5.70%
Securities	136,104	1,641	4.10%	128,734	1,213	3.74%
Short-term investments	10,562	134	4.96%	15,139	100	2.62%

Total interest-earning assets	779,730	11,395	5.66%	751,009	10,029	5.30%
Non-interest-earning assets	113,101			111,195

Total assets	$892,831			$862,204

Interest-bearing liabilities:
Savings deposits	$90,143	113	0.50%	$106,123	133	0.50%
Money market accounts	94,712	502	2.10%	106,015	432	1.62%
NOW accounts	25,941	9	0.15%	36,438	12	0.13%
Certificates of deposit	290,595	3,067	4.19%	247,960	1,798	2.88%

Total deposits	501,391	3,691	2.92%	496,536	2,375	1.90%
Borrowings	147,866	1,719	4.55%	121,854	1,334	4.34%

Total interest-bearing liabilities	649,257	5,410	3.29%	618,390	3,709	2.38%
Non-interest bearing liabilities	134,481			134,899

Total liabilities	783,738			753,289
Equity	109,093			108,915

Total liabilities and equity	$892,831			$862,204

Net interest income		$5,985			$6,320

Net interest rate spread (2)			2.37%			2.92%
Net interest-earning assets (3)	$130,473			$132,619

Net interest margin (4)			3.05%			3.34%
Average interest-earning assets to interest-bearing liabilities			120.10%			121.45%

(1)	Yields and rates for the three months ended September 30, 2006 and 2005 are annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2006			2005
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$621,074	$27,698	5.91%	$528,411	$21,656	5.48%
Securities	137,547	4,423	4.29%	116,350	2,928	3.37%
Short-term investments	15,221	536	4.64%	19,230	344	2.39%

Total interest-earning assets	773,842	32,657	5.60%	663,991	24,928	5.02%
Non-interest-earning assets	113,255			84,433

Total assets	$887,097			$748,424

Interest-bearing liabilities:
Savings deposits	$93,835	352	0.50%	$103,492	391	0.50%
Money market accounts	103,106	1,728	2.24%	93,744	1,099	1.57%
NOW accounts	27,111	30	0.15%	31,584	52	0.22%
Certificates of deposit	281,552	8,218	3.90%	211,602	4,256	2.69%

Total deposits	505,604	10,328	2.73%	440,422	5,798	1.76%
Borrowings	136,892	4,518	4.35%	100,931	3,123	4.14%

Total interest-bearing liabilities	642,496	14,846	3.08%	541,353	8,921	2.20%
Non-interest bearing liabilities	135,763			125,076

Total liabilities	778,259			666,429
Equity	108,838			81,995

Total liabilities and equity	$887,097			$748,424

Net interest income		$17,811			$16,007

Net interest rate spread (2)			2.52%			2.82%
Net interest-earning assets (3)	$131,346			$122,638

Net interest margin (4)			3.08%			3.22%
Average interest-earning assets to interest-bearing liabilities			120.44%			122.65%

(1)	Yields and rates for the nine months ended September 30, 2006 and 2005 are annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended September 30,
	2006 vs. 2005
	Increase (Decrease)
	Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$381	$523	$904
Securities	73	355	428
Short-term investments	(37)	71	34

Total interest-earning assets	417	949	1,366

Interest-bearing liabilities:
Savings accounts	(20)	—	(20)
Money market accounts	(50)	120	70
NOW accounts	(4)	1	(3)
Certificates of deposit	348	921	1,269

Total deposits	274	1,042	1,316
Borrowings	298	87	385

Total interest-bearing liabilities	572	1,129	1,701

Change in net interest income	$(155)	$(180)	$(335)

	Nine Months Ended September 30,
	2006 vs. 2005
	Increase (Decrease)
	Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,020	$2,022	$6,042
Securities	592	903	1,495
Short-term investments	(84)	276	192

Total interest-earning assets	4,528	3,201	7,729

Interest-bearing liabilities:
Savings accounts	(36)	(3)	(39)
Money market accounts	119	510	629
NOW accounts	(7)	(15)	(22)
Certificates of deposit	1,675	2,287	3,962

Total deposits	1,751	2,779	4,530
Borrowings	1,175	220	1,395

Total interest-bearing liabilities	2,926	2,999	5,925

Change in net interest income	$1,602	$202	$1,804

Net interest income for the quarter ended September 30, 2006 was $6.0 million, a decrease of $335,000 or 5.3% when compared to net interest income of $6.3 million for the three months ended September 30, 2005. The $335,000 decrease was primarily the result of a 29 basis point decrease in the net interest margin, which exceeded the positive benefit of overall balance sheet growth.
Interest income for the quarter ended September 30, 2006 was $11.4 million, an increase of $1.4 million or 13.6% compared to $10.0 million for the quarter ended September 30, 2005. The increase arose largely from a 36 basis point increase in the yield earned on average interest-earning assets, augmented by a $28.7 million increase in the average balance of those assets. The largest increase in average interest-earning assets was in loans, at $25.9 million. An increase in the loan yield of 30 basis points comparing the year-over-year quarterly periods was caused largely by the increase in market interest rates, supplemented by greater balance growth in higher-yielding commercial loans than in residential mortgages and consumer loans. Increases (decreases) in the average balances of securities and short-term investments were $7.4 million and ($4.6) million, respectively. Increases in yields earned on securities and short-term investments of 36 and 234 basis points, respectively, were due mainly to the increase in market interest rates year-over-year. Securities interest income for the 2006 quarter also included two quarterly dividend payments by the Federal Home Loan Bank of Boston (FHLBB) on FHLBB stock held by the Company. In the prior 2006 quarter, the FHLBB deferred the declaration of its quarterly stock dividend, due to a one-time change in its dividend schedule. An estimate of the dividend income deferred from the second to third quarters of 2006 is $97,000.
Interest expense for the quarter ended September 30, 2006 was $5.4 million, an increase of $1.7 million or 45.9% over the comparable quarter of the prior year. The $1.7 million increase stems both from a 91 basis point increase in the cost of average interest-bearing liabilities and a $30.9 million increase in the average balance of those liabilities. The increase in average interest-bearing liabilities between the comparable 2006 and 2005 quarters consists of growth in borrowed funds ($26.0 million) and deposits ($4.9 million). Within the deposit portfolio, time accounts increased on average by $42.6 million, while other interest-bearing deposits decreased on average by $37.7 million. The 91 basis point increase in the cost of interest-bearing liabilities was due largely to the increase in market interest rates year-over-year. The Company was able to hold its rate on certain non-maturity deposit product lines (Savings and NOW accounts) year-over-year. However, customer demand for time accounts as an alternative to savings products, the Company’s desire to use deposits to fund loan growth, the short duration of the Company’s time deposit portfolio, and intense pricing competition all fueled a 131 basis point increase in the cost of time accounts, year-over-year. The cost of borrowed funds also increased between periods, by 21 basis points, as new borrowings and rollovers of existing borrowings were more expensive than in the comparable 2005 period due to increases in market interest rates.
Net interest income for the first nine months of 2006 was $17.8 million, an increase of $1.8 million, or 11.3%, over the $16.0 million earned in the first nine months of 2005. The improvement in net interest income was largely the result of overall balance sheet growth, offset in part by the effect of a decline in the net interest margin. Year-over-year, over the nine-month period, average interest-earning assets increased by $109.9 million, or 16.5%, and average interest-bearing liabilities increased by $101.1 million, or 18.7%. The increase in balance sheet footings can largely be attributed to the Chart Bank acquisition on April 4, 2005. On that date, $184.0 million of loans and $36.1 million of securities were added to the Company’s balance sheet. Deposits of $217.4 million and borrowings of $25.4 million were assumed as well, including $37.0 million of non-interest bearing demand deposits.
The net interest margin dropped 14 basis points (from 3.22% to 3.08%) when comparing the first nine months of 2006 to the comparable period in 2005. The decline was the net result of a favorable 58 basis point increase in the yield on average interest-earning assets, an unfavorable 88 basis point increase in the cost of average interest- bearing liabilities, and a favorable $8.7 million increase in the excess of average interest-earning assets over average interest-bearing liabilities. The basis point increases for both assets and liabilities are largely the result of market interest rate movements, including a flattening yield curve that has put pressure on the Company’s net interest margin.
Provision for Loan Losses
The Company recorded provisions for loan losses of $200,000 and $152,000 for the three months ended September 30, 2006 and 2005, respectively. For the first nine months of 2006 and 2005, provisions for loan losses amounted to $327,000 and $648,000, respectively. The lower provision in the nine months ended September 30, 2006 largely reflects slower loan growth as compared to the identical 2005 period. The Company’s credit quality continues to be very strong, with nominal net charge-offs of $56,000 recorded in the first nine months of 2006. At September 30, 2006, the allowance for loan losses totaled $5.9 million, or 0.93% of total loans, as compared to $5.7 million, or .93% of total loans, at December 31, 2005.
Non-interest Income
Non-interest income of $1.7 million for the three-month period ended September 30, 2006 represented an increase of $405,000, or 30.8%, over the $1.3 million earned in the same period of 2005. Non-interest income also increased by $2.6 million, or 127.4%, comparing the first nine months of 2006 to the same time period in 2005. The primary causes of the increases were higher ATM servicing fees, higher gains on residential mortgage loan sales, and a $1.0 million net loss/write-down recognized in June of 2005 on bank-owned land.
Non-interest income increased $405,000 in the third quarter of 2006 over the same quarter in 2005. Approximately 88% of the total increase, or $355,000, represents increased fees for ATM servicing performed by CSSI. CSSI provides cash to ATMs owned by independent sales organizations (ISOs) nationwide. Fees are collected from the ISOs for managing the ATMs and for the use of the cash in the machines. ATM servicing fees are generally based upon the amount of cash utilized, and a market-based floating interest-rate pricing structure. The average balance of the ATM cash deployed in the third quarter of 2006 was $36.0 million, compared to $27.4 million in the year-earlier period. Quarter-over-quarter, the Company also benefited from a $58,000 increase in gains on loan sales, while investment sales commissions (non-deposit investment products) declined by $53,000, due to staff turnover in 2006.
Non-interest income of $4.7 million in the first nine months of 2006 was $2.6 million higher than the comparable year-earlier period. Excluding the $1.0 million net loss/write-down on bank-owned land recorded in 2005, non-interest income would have increased year-over-year by $1.6 million, or 51.8%. Approximately $1.2 million of the increase represents growth in fees for ATM servicing performed by CSSI. These ATM servicing fees reflect the full nine-month period in 2006, but only six months in the 2005 period. Deposit servicing fees increased by $187,000, or 21.8%, when compared to the first nine months of 2005. This increase was largely the result of growth in the Company’s overdraft checking account product and the addition of the Chart Bank deposit accounts and branch locations in April 2005. Loan servicing fees and gains on sales of loans increased by $51,000 and $177,000, respectively, when comparing the first nine months of 2006 to 2005. These increases were largely the result of collection of prepayment penalties and other transactional fees, and growth in sales of fixed rate residential mortgage loans originated for and sold to others.
Non-interest Expense
Non-interest expenses of $5.7 million for the three-month period ended September 30, 2006 represent an increase of $365,000, or 6.8%, over the $5.3 million incurred in the same period of 2005. For the same nine-month comparable period, non-interest expense decreased by $1.6 million, or 8.7%, to $16.4 million. The 2005 results include a $4.0 million contribution in the second quarter to the Benjamin Franklin Bank Charitable Foundation. The Company has not since, and does not intend to make future contributions to the Foundation. Excluding the effect of the Foundation contribution, non-interest expenses increased $2.4 million or 17.5% in the first nine months of 2006 compared to the 2005 nine-month period.
Comparing the quarterly periods of 2006 to 2005, the largest increase in non-interest expense ($534,000, or 21.1%), was in salaries and employee benefits. Excluding salaries and benefits, all other non-interest expenses combined decreased by $169,000 in those two periods. The Company has added staff judiciously for business development, such as commercial loan origination, loan support, and marketing, and for the accounting and audit functions, needed to satisfy growing regulatory demands associated with being a public company. In addition, the Company began to accrue stock compensation expense in August 2006, upon the recent approval of its new stock incentive plan by the Company’s shareholders and the Board of Directors. The stock compensation expense recorded in the quarter, computed in conformity with FAS-123R accounting guidelines, was $250,000, or $125,000 on a monthly basis. Amortization of the core deposit intangible asset created in the Chart Bank acquisition decreased $191,000 from the comparable period in 2005; the accelerated amortization schedule used for this asset will cause this expense to continue to decline in future periods. A $44,000, or 9.4% increase in data processing costs between the two quarters was partially attributable to both higher product development and ATM transaction processing costs.
Non-interest expenses decreased by $1.6 million in the first nine months of 2006 compared to the identical year earlier period. However, excluding the $4.0 million non-recurring contribution to the Foundation, non-interest expenses would have increased by $2.4 million (or 17.5%). The Company’s non-interest expense base rose significantly beginning in the second quarter of 2005, due to the acquisition of Chart Bank. The largest increase comparing the two nine-month periods was in salaries and employee benefits, which rose by $1.5 million or 21.4%, attributable primarily to the assimilation of Chart Bank’s employees. Adds to staffing in the lending, marketing, accounting and audit functions, pricing increases and other changes to certain benefit plans, and the onset of stock compensation expense in August 2006 also contributed to the increase. Professional fees also increased by $341,000, or 54.6%, over the comparable 2005 nine-month period. The Company has incurred substantial increases in audit, consulting and legal fees associated with its new public company status. For example, the Company required legal assistance in 2006 to implement its new stock compensation plans and prepare for its first annual meeting of shareholders, and has engaged outside consulting and audit firms to assist in its first-time Sarbanes-Oxley Act Section 404 compliance program. Occupancy and equipment expenses increased by $217,000 or 12.4% over the comparable 2005 nine-month period, mainly due to the addition of costs associated with Chart Bank’s three branches and its former corporate headquarters. An increase of $537,000 (or 33.0%) in other general and administrative expenses also largely reflected the addition of Chart Bank’s operations. This included adding several of Chart Bank’s former directors to the Company’s Board, and higher supplies, postage, insurance, business development and other operating costs associated with running a larger company.
The Company opened a new branch in Wellesley, Massachusetts in September 2006. The annual direct costs of operating this branch are estimated at $610,000. The Company also recently received regulatory approval to open a new branch in Watertown, Massachusetts. It is anticipated that this branch will become operational in the second quarter of 2007. The direct costs of operating this branch are estimated at $700,000 annually. The Company intends to continue its search for promising de novo branch locations, with the goal of identifying one or two additional sites over the next two years.
Income Taxes
Income tax expense of $632,000 recorded for the third quarter of 2006 resulted in an effective tax rate of 35.1%. In the third quarter of 2005, income tax expense of $814,000 equated to an effective tax rate of 38.0%. Income tax expense of $2.1 million for the nine months ended September 30, 2006 resulted in an effective tax rate of 35.9%. The Company recorded income tax expense of $348,000 in the first nine months of 2005 despite incurring a pre-tax loss of $534,000 for the period. This anomaly occurred because no tax benefit was recognized on the $1.0 million net loss on sale/write-down of bank-owned land.
Liquidity and Capital Resources
The Company’s primary sources of funds are from deposits, borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At September 30, 2006, cash and due from banks, short-term investments and debt securities maturing within one year totaled $75.5 million (excluding cash supplied by CSSI to ATM customers) or 8.4% of total assets.
The Company borrows from the Federal Home Loan Bank of Boston (“FHLBB”) as an additional funding source. As of September 30, 2006, the Company had $151.0 million in outstanding FHLBB borrowings and had the ability to borrow an additional $67.4 million from the FHLBB.
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
The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:
Contractual Obligations:

	September 30, 2006
			More than	More than
			One Year	Three Years
		One Year	through Three	through five	Over Five
	Total	or Less	Years	Years	Years
	(In thousands)
Federal Home Loan Bank advances(1)	$150,963	$42,000	$59,963	$49,000	$—
Subordinated debt	9,000	—	—	—	9,000
Operating leases (2)	1,806	301	523	379	603
Investment security purchases	3,782	3,782	—	—	—
Other contractual obligations(3)	6,284	2,686	3,598	—	—

Total contractual obligations	$171,835	$48,769	$64,084	$49,379	$9,603

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 Family Residential mortgage loans. An advance in the amount of $10.0 million maturing in June, 2010, will become immediately payable if 3-month LIBOR rises above 6.0% (measured on a quarterly basis, beginning in June 2006).

(2)	Represents non-cancelable operating leases for branch offices.

(3)	Represents contracts for technology services and employment agreements.

     Loan Commitments

	September 30, 2006
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(In thousands)
Commitments to grant loans (1)	$6,825	$6,825	$—	$—	$—
Unadvanced funds on commercial lines of credit	23,154	19,798	3,356	—	—
Unadvanced funds on home equity lines of credit (3)	38,741	—	—	—	38,741
Unadvanced funds on construction loans (4)	35,087	22,978	11,637	—	472
Unadvanced funds on personal lines of credit (2)	2,410	—	—	—	2,410
Commercial letter of credit	1,396	1,396

Total loan commitments	$107,613	$50,997	$14,993	$—	$41,623

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

     Minimum Regulatory Capital Requirements:
As of September 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2006 and December 31, 2005 are also presented in this table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2006:

Total capital to risk weighted assets:
Consolidated	$88,285	14.5%	$48,858	8.0%	N/A	N/A
Bank	66,116	10.8	48,793	8.0	$60,991	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	82,344	13.5	24,429	4.0	N/A	N/A
Bank	60,175	9.9	24,397	4.0	36,595	6.0

Tier 1 capital to average assets:
Consolidated	82,344	9.6	34,231	4.0	N/A	N/A
Bank	60,175	7.0	34,254	4.0	42,817	5.0

December 31, 2005:

Total capital to risk weighted assets:
Consolidated	$87,212	15.3%	$45,614	8.0%	N/A	N/A
Bank	61,393	10.8	45,528	8.0	$56,910	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	81,543	14.3	22,807	4.0	N/A	N/A
Bank	55,724	9.8	22,764	4.0	34,146	6.0

Tier 1 capital to average assets:
Consolidated	81,543	9.9	33,115	4.0	N/A	N/A
Bank	55,724	6.7	33,085	4.0	41,356	5.0
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
The table below sets forth, as of August 31, 2006 the estimated changes in the Company’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve (note: differences between August 31, 2006 and September 30, 2006 balance sheets are not material for purposes of this analysis, or the gap analysis, below). Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated
Net Interest Income over 12
months
200 basis point increase in rates	(3.94)%
100 basis point increase in rates	(1.88)%
Flat interest rates	—
100 basis point decrease in rates	2.12%
As indicated in the table above, the result of an immediate 100 basis point parallel increase in interest rates is estimated to decrease net interest income by 1.88% over a 12-month horizon, when compared to the flat rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to decline by 3.94% over a 12-month horizon, when compared against the flat rate scenario. Inherent in these estimates is the assumption that savings account deposit rates would increase by 25 basis points and that money market deposit transaction account rates would increase by 37 basis points, for each 100 basis point increase in market interest rates. These scenarios also assume no change in checking account interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The estimated change in net interest income from the flat rate scenario for a 100 basis point parallel decline in the level of interest rates is an increase of 2.12%, which assumes no decrease in interest-bearing checking rates or in savings rates and an average decrease in money market rates of 37 basis points.
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

The table below shows the Company’s interest sensitivity gap position as of August 31, 2006, indicating the amount of interest-earning assets and interest-bearing liabilities that are anticipated to mature or reprice in each of the future time periods shown. Generally, these assets and liabilities are shown in the table based on the earlier of the time remaining to repricing or contractual maturity. However, residential mortgage loans and mortgage-backed securities have been presented in a manner that also incorporates the estimated effects of prepayment assumptions. Interest-bearing checking, savings, money market checking and money market savings deposit accounts are assumed to have annual rates of withdrawal (decay rates) of 9.2%, 38.3%, 59.5% and 100.0%, respectively.

Repricing Gap as of August 31, 2006

	Up to	More than	More than	More than	More than	More than
	one	one year to	two years to	three years to	four years to	five
	year	two years	three years	four years	five years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$249,601	$103,359	$105,592	$78,553	$32,578	$64,984	$634,667
Securities (2)	54,188	37,263	10,065	15,982	4,108	14,816	136,422
Short-term investments	6,711	—	—	—	—	—	6,711

Total interest-earning assets	310,500	140,622	115,657	94,535	36,686	79,800	777,800

Interest-bearing liabilities:
Savings accounts	34,107	21,044	12,984	8,011	4,943	7,963	89,053
Money market accounts	62,096	17,466	7,074	2,865	1,160	790	91,451
NOW accounts	2,705	2,457	2,231	2,025	1,839	18,150	29,407
Certificates of deposit	258,423	23,122	7,966	5,076	1,634	—	296,221
Short-term borrowings	10,700	—	—	—	—	—	10,700
Long-term debt	33,000	25,000	35,000	22,000	27,000	—	142,000

Total interest-bearing liabilities	$401,031	$89,089	$65,255	$39,977	$36,576	$26,903	$658,832

Interest rate sensitivity gap	(90,531)	51,533	50,402	54,558	110	52,897	118,968

Interest rate sensitivity gap as a % of total assets	-10.10%	5.75%	5.62%	6.09%	0.01%	5.90%
Cumulative interest rate sensitivity gap	(90,531)	(38,998)	11,404	65,961	66,071	118,968

Cumulative interest rate sensitivity gap as a % of total assets	-10.10%	-4.35%	1.27%	7.36%	7.37%	13.28%

(1)	Excludes the allowance for loan losses, deferred fees and costs, and non-performing loans.

(2)	Investment securities are shown at amortized cost.
Certain factors may serve to limit the usefulness of the measurement of the interest rate gap. For example, interest rates on certain assets and liabilities are discretionary and may change in advance of, or may lag behind, changes in market rates. The gap analysis does not give effect to changes the Company may undertake to mitigate interest rate risk. Certain assets, such as adjustable-rate loans, have features that may restrict the magnitude of changes in interest rates both on a short-term basis and over the life of the assets. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the gap analysis. Lastly, should interest rates increase, the ability of borrowers to service their debt may decrease.
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
     (b) Changes in Internal Controls Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the first nine months of 2006 that have materially affected, or that are reasonably likely to materially affect, its internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors That May Affect Future Results
Risk factors that may affect future results were discussed in the Company’s 2005 Annual Report on Form 10-K. The Company’s analysis of its risk factors has not changed since December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities. The Company repurchased 239,096 shares in connection with anticipated awards of restricted stock under the Company’s 2006 Stock Incentive Plan, as follows:

	(a) Total		(c) Total Number of	(d) Maximum number or
	Number of	(b) Average	Shares Purchased as Part	approximate dollar value) of
	Shares	Price Paid per	of Publicly Announced	shares that may yet be purchased
Period	Purchased	Share	Plans or Programs	under the Plans or Programs
July 1-31	2,000	$14.00	2,000	237,096
August 1-31	178,400	$14.07	178,400	58,696
September 1-30	58,696	$14.21	58,696	0
Item 3. Defaults on Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     Not applicable
Item 6. Exhibits.
The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit No.	Description	Footnotes
2.1	Plan of Conversion of Benjamin Franklin Bancorp.	3

2.2	Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2

Exhibit No.	Description	Footnotes
3.1	Articles of Organization of Benjamin Franklin Bancorp, Inc.	2

3.2	Bylaws of Benjamin Franklin Bancorp, Inc.	7

4.1	Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5

10.1.1	Form of Employment Agreement with Thomas R. Venables. *	6

10.1.2	Form of Employment Agreement with Claire S. Bean. *	6

10.2	Form of Change in Control Agreement with five other Executive Officers, providing one year’s severance to Brian E. Ledwith, Michael J. Piemonte and Kathleen P. Sawyer, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. This form contains all material information concerning the agreement and the only differences are the name and contact information of the executive officer who is party to the agreement and the number of years of severance provided. *	2

10.3	Form of Benjamin Franklin Bank Benefit Restoration Plan. *	2

10.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of March 22, 2006.	8

10.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of March 22, 2006.	8

10.5	Benjamin Franklin Bancorp Director Fee Continuation Plan. *	4

10.6	Benjamin Franklin Bancorp Employee Salary Continuation Plan. *	2

10.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004. *	2

10.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004. *	2

10.8	Benjamin Franklin Bancorp, Inc. 2006 Stock Incentive Plan *	9

10.8.1	Form of Incentive Stock Option Agreement *	10

10.8.2	Form of Non-Statutory Stock Option Agreement (Officer) *	10

10.8.3	Form of Non-Statutory Stock Option Agreement (Director) *	10

10.8.4	Form of Restricted Stock Agreement (Officer) *	10

10.8.5	Form of Restricted Stock Agreement (Director) *	10

11	See Note 3 to the Financial Statements for a discussion of earnings per share.	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

*	Relates to compensation.
1.	Filed herewith.

2.	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3.	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4.	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.

7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

8.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2006

9.	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on March 28, 2006.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A, filed on August 18, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.

Date: November 14, 2006	By:	/s/ Thomas R. Venables
Thomas R. Venables
President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Claire S. Bean
Claire S. Bean
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.