Form 10-K
period 2006-12-31
Benjamin Franklin Bancorp, Inc.
filed 2007-03-16
CIK 1302176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-51194

Benjamin Franklin Bancorp, Inc.
(Exact name of Registrant as specified in its Charter)

Massachusetts	04-3336598
(State of incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 309
58 Main Street
Franklin, Massachusetts 02038-0309
(508) 528-7000
(Address and telephone number of principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $101,335,300 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Shares outstanding of the registrant’s common stock (no par value) at March 15, 2007: 8,249,802.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 10, 2007, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of Form 10-K.

PART I

Item 1.	Business

General

Benjamin Franklin Bancorp (the “Company”) was organized in 1996 as a mutual holding company in connection with Benjamin Franklin Bank’s reorganization into the mutual holding company form of organization. Benjamin Franklin Bancorp is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act. On April 4, 2005, the Company completed its mutual-to-stock conversion and related stock offering, and the acquisition of Chart Bank, a $260.7 million-asset bank with three offices in Middlesex County. Since the formation of Benjamin Franklin Bancorp, it has owned 100% of Benjamin Franklin Bank’s outstanding capital stock. At December 31, 2006, Benjamin Franklin Bancorp had total assets of $913.7 million and total deposits of $633.2 million.

Benjamin Franklin Bank (the “Bank”) is a full-service, community-oriented financial institution offering products and services to individuals, families and businesses through ten offices located in Norfolk, Middlesex and Worcester counties in Massachusetts. Benjamin Franklin Bank was originally organized as a Massachusetts state-charted mutual savings bank in 1871. In 1996, it became a Massachusetts-chartered savings bank in stock form upon the formation of Benjamin Franklin Bancorp as its mutual holding company.

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

Market Area and Competition

The Company offers a variety of financial products and services designed to meet the needs of the communities it serves. Benjamin Franklin’s primary deposit-gathering area is concentrated west and southwest of Boston in the communities in which its ten banking offices are located — specifically in the towns of Franklin, Foxboro, Bellingham, Milford, Medfield, Waltham, Wellesley, and Newton — and in contiguous communities in Norfolk, Middlesex and Worcester Counties. The Company’s lending area is broader than its deposit-gathering area and includes all of Massachusetts and northern Rhode Island, although most of the Company’s loans are made to customers located in its primary deposit-gathering market area.

The Company is headquartered in Franklin, Massachusetts, located 41 miles southwest of Boston. Six of the Benjamin Franklin Bank offices are located in Norfolk County, one office is located just across the county border in the town of Milford, in Worcester County, and three offices are located in Middlesex County. The counties in which Benjamin Franklin Bank currently operates include a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but similar to many areas of the country, have now evolved into more service-oriented economies with employment in most large economic sectors including wholesale/retail trade, service, manufacturing, finance, real estate and government. A large portion of Norfolk and Middlesex County residents work in other nearby areas, including the City of Boston and the greater Boston area. There is also significant employment located along the I-495 and I-95 corridors, which run directly through Benjamin Franklin Bank’s market areas in Norfolk and Middlesex counties, respectively. Certain key economic statistics for the counties in which the Bank operates are:

	Per
	Capita	Median Household	Unemployment
	Income(1)	Income(2)	Rate(3)

Norfolk County	$51,627	$82,000	4.1%
Middlesex County	50,692	82,000	3.9
Worcester County	35,384	71,700	5.3
Massachusetts	42,176	60,800	4.9
United States	33,050	49,600	4.5

(1)	Bureau of Economic Analysis, as of April 2006.

(2)	Housing and Urban Development and U.S. Census Bureau, 2006.

(3)	Mass. Department of Workforce Development.

The growth in the Massachusetts economy, at 3.4%, has outpaced that of the nation as a whole, at 2.9%, for the 12 months ended September 30, 20061. However, some forecasters expect that growth to slow, relative to the entire nation, over the next several years2. While the job market in Massachusetts has improved, forecasts do not call for achievement of peak employment levels (as seen pre-recession) until 2010 and later3. The Massachusetts housing market has weakened over the past year. According to the Massachusetts Association of Realtors, prices for single family homes fell 5.3% in the year ended September, 2006. Prices for condominiums also fell, but more modestly. Inventories of unsold units increased sharply during 2006, and have only recently started to decline. Prices are projected to continue to fall moderately until the beginning of 2008, when they are expected to be 7 — 10% off peak levels. Prices are then expected to level off or rise very slowly through 2010.

The Company faces substantial competition in its efforts to originate loans and attract deposits and other fee-based business. Direct competition exists from a significant number of financial institutions, many with a state-wide, regional or national presence. Many of these financial institutions are significantly larger and have greater financial resources than Benjamin Franklin Bank.

1 Source: New England Economic Partnership (“NEEP”).

2 Source: NEEP and Massachusetts Taxpayers Foundation.

3 Source: NEEP.

Lending Activities

General.  Benjamin Franklin Bank’s gross loan portfolio aggregated $645.6 million at December 31, 2006, including $63.7 million of loans held for sale, representing 70.7% of total assets at that date. In its lending activities, Benjamin Franklin Bank originates residential real estate loans secured by one-to-four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, home equity lines-of-credit, fixed rate home equity loans, and other personal consumer loans. While Benjamin Franklin Bank makes loans throughout Massachusetts and northern Rhode Island, most of its lending activities are concentrated in its market area. Loans originated totaled $207.7 million in 2006 and $223.9 million in 2005. Residential mortgage loans sold in the secondary market, on a servicing-retained basis, totaled $33.2 million and $23.2 million during those same periods.

Loans originated by Benjamin Franklin Bank are subject to federal and state laws and regulations. Interest rates charged by Benjamin Franklin Bank on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors.

The following table summarizes the composition of Benjamin Franklin Bank’s loan portfolio as of the dates indicated:

	At December 31,
	2006			2005		2004		2003		2002
	Amount		Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$275,861	(1)	42.79%	$286,204	46.95%	$241,090	62.56%	$172,123	59.22%	$165,007	62.58%
Commercial	231,372		35.89%	209,009	34.29%	85,911	22.29%	68,652	23.62%	51,357	19.48%
Construction	68,877		10.68%	60,399	9.91%	28,651	7.43%	23,936	8.23%	21,082	8.00%
Home equity	36,546		5.67%	32,419	5.32%	23,199	6.02%	18,171	6.25%	16,507	6.26%

	612,656		95.04%	588,031	96.46%	378,851	98.30%	282,882	97.32%	253,953	96.32%

Other loans:
Commercial	28,871		4.48%	19,162	3.14%	4,375	1.14%	5,559	1.92%	6,552	2.49%
Consumer	3,110		0.48%	2,395	0.39%	2,170	0.56%	2,219	0.76%	3,157	1.20%

	31,981		4.96%	21,557	3.54%	6,545	1.70%	7,778	2.68%	9,709	3.68%

Total loans	644,637		100.00%	609,588	100.00%	385,396	100.00%	290,660	100.00%	263,662	100.00%

Other items:
Deferred loan origination costs	913			1,214		1,149		725		583
Allowance for loan losses	(5,781)			(5,670)		(3,172)		(2,523)		(2,312)

Total loans, net	$639,769			$605,132		$383,373		$288,862		$261,933

(1)	Includes $63.7 million of loans held for sale

Residential Real Estate Loans.  Benjamin Franklin Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $1.5 million. As of December 31, 2006, this portfolio totaled $275.9 million (including $63.7 million of loans held for sale), or 42.8% of the total gross loan portfolio on that date, and had an average yield of 4.88%. Of the residential mortgage loans outstanding on that date, 68.3% were adjustable-rate loans with an average yield of 4.68% and 31.7% were fixed-rate mortgage loans with an average yield of 5.32%. Residential mortgage loans originations totaled $53.0 million and $61.1 million for 2006 and 2005, respectively.

The Bank offers fixed rate 15 and 30 year monthly payment residential mortgage loans, as well as fixed-rate bi-weekly payment residential mortgage loans with maturities generally ranging between 10 and 30 years. The decision to originate loans for portfolio or for sale in the secondary market is made by the Bank’s Asset/Liability Management Committee, and is based on the organization’s interest rate risk profile. Current practice is to sell almost all newly originated fixed-rate 15 and 30 year monthly payment loans to Freddie Mac, Fannie Mae and other investors. Benjamin Franklin Bank continues to service loans sold to Freddie Mac and Fannie Mae and earns a fee equal to 0.25% of the loan amounts outstanding for providing these services. Generally, Benjamin Franklin retains in its portfolio bi-weekly loans with terms of 15 years or less and sells those with terms greater than 15 years in the secondary market, with servicing rights retained. The total of loans serviced for others as of December 31, 2006 is $114.2 million.

At December 31, 2006, 15 and 30 year fixed rate monthly payment loans held in portfolio totaled $20.2 million, or 7.3% of total residential real estate mortgage loans at that date, and bi-weekly residential mortgage loans held in portfolio totaled $66.8 million, or 24.2% of total residential mortgage loans on that date.

The adjustable-rate mortgage (ARM) loans offered by Benjamin Franklin Bank make up the largest portion of the residential mortgage loans held in portfolio. At December 31, 2006, ARM loans (including $63.7 million of loans held for sale) totaled $188.5 million or 68.3% of total residential loans outstanding at that date. ARMs are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3 or 5 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury CMT (Constant Maturity Treasury) Index plus add-on margins of varying amounts, for periods of 1, 3 or 5 years. Interest rate adjustments on such loans are typically limited to no more than 2.0% during any adjustment period and 6.0% over the life of the loan. This feature of ARM loans that allows for periodic adjustments in the interest rate charged helps to reduce Benjamin Franklin Bank’s exposure to changes in interest rates. However, ARM loans may possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default, though this risk has not had a material adverse effect on Benjamin Franklin Bank to date.

In its residential mortgage loan originations, Benjamin Franklin Bank lends up to a maximum loan-to-value ratio of 100.0% on mortgage loans secured by owner-occupied property, with the condition that private mortgage insurance is required for loans with a loan-to-value ratio in excess of 80.0%. Title insurance, hazard insurance and, if appropriate, flood insurance are required for all properties securing real estate loans made by the Bank. A licensed appraiser appraises all properties securing residential first mortgage loans.

In an effort to provide financing for low and moderate-income first-time home buyers, Benjamin Franklin Bank originates and services residential mortgage loans with private mortgage insurance provided by the Mortgage Insurance Fund (MIF) of the Massachusetts Housing Finance Agency, or MassHousing. The program provides mortgage payment protection as an enhancement to mortgage insurance coverage. This no-cost benefit, known as ’MI Plus’, provides up to six monthly principal and interest payments in the event of a borrower’s job loss.

Commercial Real Estate Loans.  Benjamin Franklin Bank originated $64.7 million and $81.8 million of commercial real estate loans in 2006 and 2005, respectively, and had $231.4 million of commercial real estate loans, with an average yield of 6.67%, in its portfolio as of December 31, 2006. The Bank has placed increasing emphasis on commercial real estate lending over the past several years, and as a result such loans have grown from 15.6% of the total loan portfolio at December 31, 2000 to 35.9% as of December 31, 2006.

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

As part of its commercial real estate lending activities, the Bank originates loans under the Small Business Administration’s (“SBA”) 504 Loan Program, a fixed asset financing program for expanding businesses. In a typical financing under this program, the Bank lends 50% of project value, with a first lien on loan collateral, and the SBA lends up to 40%, with a second lien on collateral. The Bank also originates loans guaranteed by the United States Department of Agriculture’s Rural Development Program (“USDA — RD”). The portion of the loan guaranteed under USDA-RD is typically 90% of principal and interest due. At December 31, 2006, the Bank had $22.2 million and $9.1 million in loans outstanding under the SBA 504 and USDA-RD programs, respectively.

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

Construction Loans.  Benjamin Franklin Bank originates land acquisition, development and construction loans to builders and developers, as well as loans to individuals to finance the construction of residential dwellings for personal use. Benjamin Franklin Bank originated $46.4 million and $49.4 million in construction loans during 2006 and 2005, respectively, and as of December 31, 2006 had $68.9 million in construction loans in its portfolio, representing 10.7% of total loans, with an average yield of 8.01%.

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

Home Equity Lines-of-Credit and Loans.  Benjamin Franklin Bank offers home equity lines-of-credit and home equity term loans. Benjamin Franklin Bank originated $17.2 million and $18.0 million of home equity lines-of-credit and loans during 2006 and 2005, respectively, and at December 31, 2006 had $36.5 million of home equity lines-of-credit and loans outstanding, representing 5.7% of the total loan portfolio, with an average yield of 7.50% at that date.

Home equity lines-of-credit and loans are secured by second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances do not exceed 80.0% of the value of the property serving as collateral. The lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on Benjamin Franklin Bank’s prime rate of interest. The undrawn portion of home equity lines-of-credit total $39.9 million at December 31, 2006.

Commercial Business Loans.  Benjamin Franklin Bank originates secured and unsecured commercial business loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. Benjamin Franklin Bank originated $23.2 million and $11.7 million in commercial business loans during 2006 and 2005, respectively, and as of December 31, 2006 had $28.9 million in commercial business loans in its portfolio, representing 4.5% of total loans, with an average yield of 8.40%. Benjamin Franklin Bank intends to grow this segment of its lending business in the future.

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

As part of its commercial business lending activities, the Bank originates loans under the SBA 7(a) loan program, which provides assistance to small business to obtain financing for a variety of purposes. The 7(a) Program guarantees commercial lending institutions up to eighty-five percent (85%) for loans under $150,000 and up to seventy-five percent (75%) for loans over this amount. At December 31, 2006, the Bank had $6.6 million of loans outstanding under the SBA 7(a) program.

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

Consumer and Other Loans.  Benjamin Franklin Bank offers a variety of consumer and other loans, including auto loans and loans secured by passbook savings or certificate accounts. Benjamin Franklin Bank originated $3.2 million and $2.0 million of consumer and other loans during 2006 and 2005, respectively, and at December 31, 2006 had $3.1 million of consumer and other loans outstanding, representing 0.5% of the loan portfolio at that date, with an average yield of 8.27%.

Loan Origination and Underwriting.  Loan originations come from a variety of sources. The primary source of originations are the Bank’s salaried and commissioned loan personnel, and to a lesser extent, local mortgage brokers, advertising and referrals from customers. From time to time Benjamin Franklin Bank purchases adjustable-rate residential mortgages from mortgage correspondents in the greater Boston area and nationally with whom the Bank has established relationships. Benjamin Franklin Bank also occasionally purchases participation interests in commercial real estate loans from banks located in the Boston area. Benjamin Franklin Bank underwrites such residential and commercial purchased loans using its own underwriting criteria.

Benjamin Franklin Bank issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2006, Benjamin Franklin Bank had loan commitments and unadvanced loans and lines-of-credit totaling $108.1 million. For information about Benjamin Franklin Bank’s loan commitments outstanding as of December 31, 2006, see Item 7A — “Quantitative and Qualitative Disclosures About Market Risk — Liquidity Risk Management”

Benjamin Franklin Bank charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports on most residential mortgage loans originated. Benjamin Franklin Bank also collects late charges on real estate loans, and origination fees and prepayment penalties on commercial mortgage loans. For information regarding Benjamin Franklin Bank’s recognition of loan fees and costs, please refer to Note 1 to the Consolidated Financial Statements of Benjamin Franklin Bancorp beginning on page F-7.

The following table sets forth certain information concerning Benjamin Franklin Bank’s portfolio loan originations, inclusive of loan purchases:

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Loans, including loans held for sale, at beginning of year	$609,588	$385,396	$290,660	$263,662	$258,169

Originations:
Mortgage loans on real estate:
Residential	52,965	61,132	116,866	183,263	151,241
Commercial	64,744	81,759	26,167	27,105	23,383
Construction	46,361	49,376	43,661	16,176	22,524
Home equity	17,221	17,990	15,947	17,115	14,509

	181,291	210,257	202,642	243,659	211,657
Other loans:
Commercial	23,213	11,682	3,338	1,584	1,310
Consumer	3,186	1,993	1,659	1,625	1,953

	26,399	13,675	4,996	3,209	3,263

Total loans originated	207,690	223,932	207,638	246,869	214,920
Loans acquired through acquisition of Chart Bank	—	185,847	—	—	—
Purchases of mortgage loans	16,118	—	34,207	26,546	1,298

Deduct:
Principal loan repayments and prepayments	153,041	162,348	115,907	149,623	140,554
Loan sales	33,205	23,160	31,185	96,256	69,752
Charge-offs	152	79	17	537	419
Writedown on transfer of loans to held for sale	2,361	—	—	—	—

Total deductions	188,759	185,587	147,109	246,416	210,725

Net increase in loans	35,049	224,192	94,736	26,998	5,493

Loans, including loans held for sale, at end of year	$644,637	$609,588	$385,396	$290,660	$263,662

Residential mortgage loans are underwritten by the Bank’s staff of residential loan underwriters. Conforming loans sold in the secondary market require the approval of the Senior Underwriter. Residential mortgage loans of less than $1,750,000 to be held in portfolio require the approval of the Senior Retail Loan Officer or the VP Loan Operations and Retail Credit. Residential mortgage loans of $1,750,000 or greater require the approval of the Executive Committee of the Board.

Commercial real estate and commercial business loans are underwritten by commercial credit analysts. For commercial real estate loans, loan officers may approve loans up to $100,000, while loans up to $500,000 may be approved by the Senior Loan Officer. Commercial real estate loans of up to $1,750,000 may be approved by the management Credit Committee. For commercial business loans, individual loan officer authority is limited to $75,000 ($25,000 for unsecured loans). The Senior Loan Officer may approve commercial loans of up to $350,000 ($50,000 if unsecured), while the management Credit Committee may approve loans of up to $1,750,000. Loans over these limits require the approval of the Executive Committee of the Board.

Consumer loans are underwritten by consumer loan underwriters. Loan officers and Branch Managers have approval authorities ranging from $25,000 to $50,000 ($3,500 to $10,000 if unsecured) for these loans. The Senior Residential Loan Officer may approve consumer loans of up to $500,000 ($25,000 if unsecured) while the management Credit Committee may approve loans of up to $1,750,000. All consumer loans in excess of these limits require the approval of the Executive Committee of the Board.

Pursuant to its loan policy, Benjamin Franklin Bank generally will not make loans aggregating more than $10.0 million to one borrower (or related entity). Exceptions to this guideline require the approval of the Executive Committee of the Board prior to loan origination. As of December 31, 2006, Benjamin Franklin had no borrower relationships in excess of this policy guideline. In February of 2007, the Bank originated loans totaling $14.4 million to a commercial customer, secured primarily by real estate located in Boston, Massachusetts. Benjamin Franklin Bank’s internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s surplus and capital stock accounts, or $19.1 million for Benjamin Franklin Bank as of December 31, 2006.

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

Loan Maturity.  The following table summarizes the scheduled repayments of Benjamin Franklin Bank’s loan portfolio at December 31, 2006. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less:

	Residential Mortgage(1)		Commercial Mortgage		Construction
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)

Due less than one year	$21,451	5.14%	$23,801	7.18%	$31,133	8.67%
Due after one year to five years	48,835	4.98%	49,229	6.67%	18,454	7.72%
Due after five years	205,575	4.83%	158,342	6.59%	19,290	7.22%

Total	$275,861	4.88%	$231,372	6.67%	$68,877	8.01%

	Commercial		Consumer		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)

Due less than one year	$18,333	8.84%	$9,807	8.13%	$104,525	7.59%
Due after one year to five years	7,099	7.51%	4,691	6.58%	128,308	6.22%
Due after five years	3,439	7.85%	25,158	7.52%	411,804	5.81%

Total	$28,871	8.40%	$39,656	7.56%	$644,637	6.18%

(1)	Includes loans held for sale.

The following table sets forth, at December 31, 2006, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after December 31, 2007 and whether such loans have fixed interest rates or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)

Residential mortgage(1)	$79,376	$175,035	$254,410
Commercial mortgage	36,575	170,996	207,571
Construction	29,511	8,233	37,744
Commercial	6,551	3,987	10,538
Home equity, consumer and other	11,834	18,015	29,849

Total Loans	$163,847	$376,265	$540,112

(1)	Includes loans held for sale.

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

The following table sets forth delinquencies in Benjamin Franklin Bank’s loan portfolio as of the dates indicated:

	Loans Delinquent For
	60-89 Days		90 Days and Over			Total
	Number	Amount	Number	Amount		Number	Amount
			(Dollars in thousands)

At December 31, 2006
Residential mortgage	3	$272	1	$230		4	$502
Commercial mortgage	1	437	2	1,256		3	1,693
Construction	—	—	—	—		—	—
Commercial	—	—	—	—		—	—
Consumer	11	112	1	25		12	137

Total	15	$821	4	$1,511	(1)	19	$2,332

At December 31, 2005
Residential mortgage	2	$157	—	$—		2	$157
Commercial mortgage	—	—	—	—		—	—
Construction	—	—	—	—		—	—
Commercial	1	11	1	40		2	51
Consumer	10	169	4	27		14	196

Total	13	$337	5	$67		18	$404

At December 31, 2004
Residential mortgage	2	$163	—	$—		2	$163
Commercial mortgage	—	—	—	—		—	—
Construction	—	—	—	—		—	—
Commercial	1	32	—	—		1	32
Consumer	2	1	4	3		6	4

Total	5	$196	4	$3		9	$199

(1)	The increase in loans delinquent 90 days or more at December 31, 2006 from a year earlier was primarily due to the addition of one commercial relationship, consisting of two loans totaling $1.3 million.

Other Real Estate Owned.  Benjamin Franklin Bank classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its financial statements. When property is placed into OREO, it is recorded at the lower of the carrying value or the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2006, Benjamin Franklin Bank had no property classified as OREO.

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

At December 31, 2006, ’Special Mention’ loans totaled $2.8 million, consisting of $2.5 million in commercial real estate loans and $0.3 million in residential mortgage loans. No loans were classified as Substandard, Doubtful or Loss on December 31, 2006.

Non-Performing Assets.  The table below sets forth the amounts and categories of the Bank’s non-performing assets at the dates indicated. At each date presented, the Bank had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage	$230	$184	$—	$—	$—
Commercial mortgage	1,257	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	256	334	458	—
Consumer and other	61	25	—	—	—

Total non-performing loans	$1,548 (2)	$465	$334	$458	$—

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	$—	$—	$—	$—	$—
Commercial mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	—	2	3	5	2

Total loans 90 days and still accruing	$—	$2	$3	$5	$2

Total non-performing assets	$1,548	$467	$337	$463	$2

Ratios:
Non-performing loans to total loans(1)	0.24%	0.08%	0.09%	0.16%	0.00%
Non-performing assets to total assets	0.17%	0.05%	0.07%	0.10%	0.00%

(1)	Total loans includes loans held for sale

(2)	The increase in non-accrual loans at December 31, 2006 from a year earlier is due primarily to the addition of one commercial relationship, consisting of two loans totaling $1.3 million.

Loans are placed on non-accrual status either when reasonable doubt exists as to the full and timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by the management Credit Committee clearly indicates that the loan is well-secured and in the process of collection. Restructured loans represent performing loans for which concessions were granted due to a borrower’s financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms. For loans on non-accrual status at December 31, 2006, interest income totaling $71,000 was recorded during 2006, compared to interest income of $100,000 that would have been recorded if these loans had been current in accordance with their original terms.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. See “— Asset Quality — Classification of Assets and Loan Review.” The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors considered include general business and economic conditions, the level of real estate values in Massachusetts, the tenure and experience of the Company’s lending staff, the seasoning of the loan portfolio, and delinquency trends in the loan portfolio. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that Benjamin Franklin Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include current payment status, collateral value, and the future probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Benjamin Franklin Bank does not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2006, impaired loans totaled $1.3 million and in the aggregate carried no specific valuation allowance within the allowance for loan losses .

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

The following table sets forth activity in Benjamin Franklin Bank’s allowance for loan losses for the periods indicated:

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of year	$5,670	$3,172	$2,523	$2,312	$1,177

Allowance added from acquisition of Chart Bank	—	1,812	—	—	—
Charge-offs:
Mortgage loans on real estate	—	—	—	—	—

	—	—	—	—	—
Other loans:
Commercial	(40)	(68)	—	(43)	(389)
Consumer	(112)	(11)	(17)	(494)	(30)

Total other loans	(152)	(79)	(17)	(537)	(419)

Total charge-offs	(152)	(79)	(17)	(537)	(419)

Recoveries:
Mortgage loans on real estate

	—	—	—	—	—
Other loans:
Commercial	37	71	35	100	132
Consumer	40	8	11	23	10

Total other loans	77	79	46	123	142

Total recoveries	77	79	46	123	142
Net (charge-offs) / recoveries	(75)	—	29	(414)	(277)
Provision for loan losses	186	686	620	625	1,412

Balance at end of year	$5,781	$5,670	$3,172	$2,523	$2,312

Ratios:
Net (charge-offs)/recoveries to average loans outstanding(1)	(0.01)%	0.00%	0.01%	(0.15)%	(0.11)%
Allowance for loan losses to non-performing loans at end of year	373.46%	1214.13%	940.56%	544.82%	115600.00%
Allowance for loan losses to total loans at end of year(1)	0.90%	0.93%	0.82%	0.87%	0.88%

(1)	Total loans include loans held for sale.

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

	At December 31,
	2006			2005			2004
			Percent			Percent			Percent
			of Loans			of Loans			of Loans
		Loan	in Each		Loan	in Each		Loan	in Each
	Allowance	Balances	Category	Allowance	Balances	Category	Allowance	Balances	Category
	for Loan	by	to Total	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)

Mortgage loans on real estate:
Residential(2)	$534	$275,861	42.79%	$727	$286,204	46.95%	$612	$241,090	62.56%
Commercial	2,753	231,372	35.89%	2,652	209,009	34.29%	1,295	85,911	22.29%
Construction	1,203	68,877	10.69%	947	60,399	9.91%	505	28,651	7.43%
Home equity	287	36,546	5.67%	270	32,419	5.32%	193	23,199	6.02%

	4,777	612,656	95.04%	4,596	588,031	96.46%	2,605	378,851	98.30%

Other loans:
Commercial	597	28,871	4.48%	714	19,162	3.14%	325	4,375	1.14%
Consumer	82	3,110	0.48%	50	2,395	0.39%	27	2,170	0.56%
Unallocated(1)	325	0	0.00%	310	0	0.00%	215	0	0.00%

	1,004	31,981	4.96%	1,074	21,557	3.54%	567	6,545	1.70%

Total	$5,781	$644,637	100.00%	$5,670	$609,588	100.00%	$3,172	$385,396	100.00%

	At December 31,
	2003			2002
			Percent			Percent
			of Loans			of Loans
		Loan	in Each		Loan	in Each
	Allowance	Balances	Category	Allowance	Balances	Category
	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$485	$172,123	59.22%	$552	$165,007	62.58%
Commercial	1,136	68,652	23.62%	549	51,357	19.48%
Construction	338	23,936	8.24%	422	21,082	8.00%
Home equity	108	18,171	6.25%	82	16,507	6.26%

	2,067	282,882	97.32%	1,605	253,953	96.32%

Other loans:
Commercial	421	5,559	1.91%	181	6,552	2.48%
Consumer	27	2,219	0.76%	276	3,157	1.20%
Unallocated(1)	8	0	0.00%	250	0	0.00%

	456	7,778	2.68%	707	9,709	3.68%

Total	$2,523	$290,660	100.00%	$2,312	$263,662	100.00%

(1)	The unallocated portion of the allowance for loan losses is intended to capture the exposure, if any, that may exist as a result of a number of qualitative factors that are difficult to quantify with precision. The Company increased the unallocated portion of the allowance in 2004 and 2005, compared to 2003, based on management’s analysis of general business and economic conditions, the seasoning of the loan portfolio, the level of real estate values in Massachusetts, changes in the composition of the loan officer and support staff, and the allowance as a percentage of total loans.

(2)	Includes loans held for sale.

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

SFAS No. 115 requires Benjamin Franklin Bank to designate its securities as held to maturity, available for sale or trading, depending on Benjamin Franklin Bank’s intent with regard to its investments at the time of purchase. At December 31, 2006, $127.0 million or 92.0% of the portfolio was classified as available for sale, and $31,000 or less than 0.1% of the portfolio was classified as held to maturity. The remainder of the portfolio at December 31, 2006 consisted of restricted equity securities totaling $11.0 million, representing 7.9% of the portfolio at that date. At December 31, 2006, the net unrealized loss on securities classified as available for sale was $2.1 million. Benjamin Franklin Bank does not currently maintain a trading portfolio of securities.

Government-sponsored Enterprise Obligations.  At December 31, 2006, Benjamin Franklin Bank’s Government-sponsored enterprise securities portfolio totaled $97.5 million, or 70.7% of the total portfolio on that date.

Municipal Obligations.  At December 31, 2006, Benjamin Franklin Bank’s portfolio of municipal obligations totaled $1.7 million, or 1.2% of the portfolio at that date. Benjamin Franklin Bank’s policy requires that investments in municipal obligations be restricted only to those obligations that are readily marketable and rated ’A’ or better by a nationally recognized rating agency at the time of purchase. At December 31, 2006, all investments in municipal obligations were rated ‘A’ or better.

Mortgage-Backed Securities.  At December 31, 2006, Benjamin Franklin Bank’s portfolio of mortgage-backed securities totaled $27.8 million, or 20.2% of the portfolio on that date, and consisted of pass-through securities ($2.2 million) and collateralized mortgage obligations (“CMOs”) ($25.6 million) directly insured or guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (Ginnie Mae). In its purchase of CMOs, Benjamin Franklin Bank has targeted instruments in the three to five year weighted average life tranches, with expected average life extensions up to a maximum of seven years in a rising rate environment. The objective of this strategy has been to limit the potential interest rate risk due to extension of this portfolio in a rising rate environment. The Company’s portfolio of CMOs was purchased in 2003, at a time when short-term interest rates were approximately 250-300 basis points lower than current levels. Of the CMO portfolio, $12.7 million have extended by two to four years beyond the average life estimated at time of purchase. CMOs aggregating $19.5 million are subject to significant extension risk if market interest rates rise by more than 300 basis points. Management considers this risk to be acceptable given the size of this portfolio relative to the total earning assets of the Company.

Restricted Equity Securities.  At December 31, 2006, Benjamin Franklin Bank’s portfolio of restricted equity securities totaled $11.0 million or 7.9% of the portfolio at that date. These securities consisted primarily of stock in the Federal Home Loan Bank of Boston ($8.5 million) which must be held as a condition of membership in the Federal Home Loan Bank System and as a condition to Benjamin Franklin Bank’s borrowing under the Federal Home Loan Bank of Boston advance program. The remainder of the portfolio ($2.5 million) consisted of certain other equity investments in Savings Bank Life Insurance, the Community Investment Fund and the Depositors Insurance Fund.

The following table sets forth certain information regarding the amortized cost and market values of Benjamin Franklin Bank’s investment securities at the dates indicated:

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities available for sale:
Government-sponsored enterprise obligations	$97,723	$97,502	$86,141	$85,494	$33,607	$33,306
Municipal obligations	1,707	1,687	2,211	2,191	—	—

	99,430	99,189	88,352	87,685	33,607	33,306
Corporate bonds and other obligations	—	—	2,508	2,500	5,056	5,014

	99,430	99,189	90,860	90,185	38,663	38,320
Mortgage-backed securities	29,677	27,793	34,107	32,194	49,246	47,750

Total debt securities	129,107	126,982	124,967	122,379	87,909	86,070

Total available for sale securities	$129,107	$126,982	$124,967	$122,379	$87,909	$86,070

Securities held to maturity:
Mortgage-backed securities	$31	$31	$109	$109	$217	$221

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$8,470	$8,470	$7,496	$7,496	$4,459	$4,459
Access Capital Strategies Community Investment Fund	1,965	1,965	2,000	2,000	2,000	2,000
SBLI & DIF stock	516	516	516	516	516	516

Total restricted equity securities	$10,951	$10,951	$10,012	$10,012	$6,975	$6,975

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of Benjamin Franklin Bank’s debt securities portfolio at December 31, 2006. In the case of mortgage-backed securities, the table shows the securities by their contractual maturities, although both scheduled principal payments and unscheduled prepayments will occur prior to their contractual maturity:

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)

Securities available for sale:
Government-sponsored enterprise obligations	$53,496	4.29%	$44,227	5.07%	$—	0.00%
Municipal obligations	499	2.91%	$1,208	2.85%	—	0.00%
Mortgage-backed securities	—	0.00%	—	0.00%	3,062	3.83%

Total debt securities	53,995	4.28%	45,435	5.01%	3,062	3.83%

Securities held to maturity:
Mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%

Total securities	$53,995	4.28%	$45,435	5.01%	$3,062	3.83%

	More than Ten Years		Total Securities
		Weighted			Weighted
	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)

Securities available for sale:
Government-sponsored enterprise obligations	$—	0.00%	$97,723	$97,502	4.64%
Municipal obligations	—	0.00%	1,707	1,687	2.87%
Mortgage-backed securities	26,615	4.08%	29,677	27,793	4.05%

Total debt securities	26,615	4.08%	129,107	126,982	4.48%

Securities held to maturity:
Mortgage-backed securities	31	6.00%	31	31	6.00%

Total securities	$26,646	4.08%	$129,138	$127,013	4.48%

Sources of Funds

General.  Deposits are the primary source of Benjamin Franklin Bank’s funds for lending and other investment purposes. In addition to deposits, Benjamin Franklin Bank obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale, call or maturity of investment securities, advances from the Federal Home Loan Bank of Boston, and cash flows generated by operations.

Deposits.  Consumer and commercial deposits are gathered primarily from Benjamin Franklin Bank’s primary market area through the offering of a broad selection of deposit products including checking, regular savings, money market deposits and time deposits, including certificate of deposit accounts and individual retirement accounts. The FDIC insures deposits up to certain limits (generally, $100,000 per depositor except retirement accounts, for which the limit is $250,000 per depositor). The Depositors Insurance Fund (DIF), which is neither a government agency nor backed by the full faith and credit of the Commonwealth of Massachusetts, fully insures amounts in excess of such limits.

The maturities of Benjamin Franklin Bank’s certificate of deposit accounts range from seven days to five years. In addition, Benjamin Franklin Bank offers a variety of commercial deposit products to small businesses operating within its primary market area. Currently, Benjamin Franklin Bank does not generally negotiate interest rates to attract jumbo certificates of deposit, but accepts deposits of $100,000 or more from customers within its market area based on posted rates. Benjamin Franklin Bank does not currently use brokers to obtain deposits.

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

The following tables set forth certain information relative to the composition of Benjamin Franklin Bank’s average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended December 31,
	2006			2005
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Demand deposits	$126,894	19.98%	0.00%	$114,483	20.19%	0.00%
NOW deposits	27,155	4.28%	0.27%	31,742	5.60%	0.20%
Money market deposits	100,741	15.87%	2.28%	95,638	16.86%	1.62%
Regular and other savings	91,201	14.36%	0.50%	102,781	18.12%	0.50%

Total transaction and savings accounts	345,991	54.49%	0.82%	344,644	60.77%	0.62%
Certificates of deposit	288,969	45.51%	4.05%	222,500	39.23%	2.86%

Total deposits	$634,960	100.00%	2.29%	$567,144	100.00%	1.50%

	Year Ended December 31, 2004
			Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Demand deposits	$87,969	22.12%	0.00%
NOW deposits	23,657	5.95%	0.15%
Money market deposits	53,246	13.39%	1.00%
Regular and other savings	98,753	24.83%	0.50%

Total transaction and savings accounts	263,625	66.29%	0.40%
Certificates of deposit	134,034	33.71%	2.47%

Total deposits	$397,659	100.00%	1.10%

The following table sets forth the time deposits of Benjamin Franklin Bank classified by interest rate as of the dates indicated:

	At December 31,
	2006	2005	2004
	(Dollars in thousands)

Interest Rate
Less than 2%	$—	$267	$36,982
2.00%-2.99%	3,748	49,698	75,524
3.00%-3.99%	53,435	150,838	12,241
4.00%-4.99%	121,230	62,001	10,332
5.00%-5.99%	129,637	19	1,406
6.00%-6.99%	—	—	736

Total	$308,050	$262,823	$137,221

The following table sets forth the amount and maturities of time deposits at December 31, 2006:

	Year Ending December 31,				After December 31,
	2007	2008	2009	2010	2011	Total
	(Dollars in thousands)

Interest Rate
Less than 2%	$—	$—	$—	$—	$—	$—
2.00%-2.99%	3,641	103	—	4	—	3,748
3.00%-3.99%	43,549	7,713	1,844	329	—	53,435
4.00%-4.99%	102,494	10,815	3,930	2,939	1,052	121,230
5.00%-5.99%	124,781	656	2,629	1,044	527	129,637

Total	$274,465	$19,287	$8,403	$4,316	$1,579	$308,050

As of December 31, 2006, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $131.4 million. The following table sets forth the maturity of those certificates as of December 31, 2006:

At December 31, 2006
(Dollars in thousands)

Three months or less	$48,158
Over three months through six months	43,473
Over six months through one year	28,436
Over one year to three years	9,181
Over three years	2,125

$131,373

Borrowings.  Benjamin Franklin Bank utilizes advances from the Federal Home Loan Bank of Boston, primarily in connection with the funding of growth in its assets. Federal Home Loan Bank of Boston advances are secured primarily by certain of Benjamin Franklin Bank’s mortgage loans, certain investment securities and by Benjamin Franklin Bank’s holding of Federal Home Loan Bank of Boston stock. As of December 31, 2006, Benjamin Franklin Bank had outstanding $150.0 million in Federal Home Loan Bank of Boston advances, and had the ability to borrow an additional $29.6 million based on available collateral. The formula for computing the Company’s borrowing availability at the Federal Home Loan Bank of Boston at December 31, 2006 does not include $63.7 million of residential mortgage loans held for sale at year end 2006.

The following table sets forth certain information concerning balances and interest rates on Benjamin Franklin Bank’s Federal Home Loan Bank of Boston advances at the dates and for the periods indicated:

	At or For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Balance at end of year	$149,969	$128,936	$76,250
Average balance during year	130,908	101,181	51,497
Maximum outstanding at any month end	150,963	128,936	76,250
Weighted average interest rate at end of year	4.54%	4.00%	3.87%
Weighted average interest rate during year	4.32%	3.94%	3.95%

Of the $150.0 million in advances outstanding at December 31, 2006, one advance in the amount of $10.0 million maturing in June 2010 will become immediately payable if 3-month LIBOR rises above 6.0%.

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

Employees

As of December 31, 2006, Benjamin Franklin Bank had 143 full-time and 26 part-time employees. Employees are not represented by a collective bargaining unit and Benjamin Franklin Bank considers its relationship with its employees to be good.

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

Benjamin Franklin Securities Corp., a Massachusetts corporation, is a wholly-owned subsidiary of Benjamin Franklin Bank. Benjamin Franklin Securities Corp. (“BFSC”) engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on BFSC’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at Benjamin Franklin Bank. At December 31, 2006, BFSC had total assets of $103.9 million, consisting primarily of cash and investment securities.

Creative Strategic Solutions, Inc. (“CSSI”), a Massachusetts corporation, is a wholly-owned subsidiary of Benjamin Franklin Bank. Through CSSI, Benjamin Franklin Bank supplies cash to automatic teller machines, or ATMs, owned by independent service organizations (“ISOs”). CSSI also provides related cash management services to a nationwide customer base of ISOs. At December 31, 2006, Benjamin Franklin Bank cash managed and supplied to ISOs by CSSI totaled $39.7 million.

The Benjamin Franklin Bank Charitable Foundation

To further its commitment to its local community, the Company established a charitable foundation, the Benjamin Franklin Bank Charitable Foundation (the “Foundation”), in connection with its stock conversion. On April 4, 2005, the Company made a contribution of 400,000 shares of the Company’s common stock to the Foundation, with an initial market value of $4.0 million. The Company does not expect to make any further contributions to the Foundation. The Foundation is dedicated to supporting charitable causes and community development activities in the communities served by the Company. At December 31, 2006, the Foundation had net assets of approximately $6.1 million.

Regulation and Supervision

General.

Benjamin Franklin Bank is a Massachusetts-chartered stock savings bank and a wholly owned subsidiary of Benjamin Franklin Bancorp. Benjamin Franklin Bank’s deposits are insured up to applicable limits by the FDIC and by the DIF for amounts in excess of the FDIC insurance limits. Benjamin Franklin Bank is subject to extensive regulation by the Massachusetts Division of Banks, as its chartering agency, and by the FDIC, as its deposit insurer. Benjamin Franklin Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Division of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other savings institutions. Benjamin Franklin Bank is a member of the Federal Home Loan Bank and is subject to certain limited regulation by the Federal Reserve Board.

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

Activities and Investments.  Since the enactment of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), all state-chartered FDIC insured banks have generally been limited to activities as principal to those authorized for national banks, notwithstanding state law. Additionally, FDICIA limits equity investments by state banks to the types and amounts permitted national banks, though certain exceptions exist. For example, the FDIC is authorized to permit a bank to engage in state authorized activities or investments that are impermissible for national banks (other than non-subsidiary equity investments) if the bank meets all applicable capital requirements and it is determined that the activities or investments do not pose a significant risk to the deposit insurance fund.

Massachusetts-chartered banks have broad investment powers under Massachusetts law, including the power to invest in equity securities and so-called “leeway” authority for investments that are not otherwise specifically authorized. The investment powers authorized under Massachusetts law are restricted by federal law and FDIC regulations to permit, with certain exceptions, only investments of the kinds that would be permitted for national banks (which generally do not include investments in equity securities).

Lending Activities.  Massachusetts banking laws grant banks broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a stock bank may not exceed 20.0% of the total of the bank’s capital, which includes capital stock, surplus accounts and undivided profits.

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

As a bank holding company, Benjamin Franklin Bancorp is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. Benjamin Franklin Bancorp’s stockholders’ equity exceeds these requirements as of December 31, 2006.

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

Investment Activities.  Since the enactment of FDICIA, all state-chartered FDIC insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. FDICIA and the FDIC permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less. Such authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk. In addition, the FDIC is authorized to permit state-chartered banking institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC’s Deposit Insurance Fund. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2006 and 2005, Benjamin Franklin Bank was a “well capitalized” institution.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of “adequately capitalized”. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates.  Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies that are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act (and Regulation O promulgated thereunder) place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution’s loans to one borrower limit, generally equal to 15.0% of the institution’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement.  The FDIC has extensive enforcement authority over insured state savings banks, including Benjamin Franklin Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts.  The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the FDIC based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminated the old minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fell below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio (the “Designated Reserve Ratio”) between 1.15% and 1.5% of estimated insured deposits, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has set the Designated Reserve Ratio at 1.25%. As of June 30, 2006, the actual reserve ratio was 1.23%, and was expected to decline to 1.21% by year end due to deposit growth. The FDIC has estimated that it will reach the 1.25% Designated Reserve Ratio by 2009 under current assessment rates.

Under the FDIC’s risk-based assessment system, the rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution’s CAMELS components supervisory ratings and financial ratios. Assessment rates are currently 5-7 basis points of assessable deposits for institutions in Risk Category I, and 10, 28 and 43 basis points in Risk Categories II, III and IV. The FDIC Board may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. In addition, cumulative adjustments cannot exceed a maximum of three basis points higher or lower than the base rates (which range from 2 to 40 basis points) without further notice-and-comment rulemaking. Benjamin Franklin Bank is assigned to Risk Category I. For 2006 and 2005, Benjamin Franklin Bank’s total FDIC assessment was $80,506 and $64,329, respectively.

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

Federal Reserve System.

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts between $8.5 million and $45.8 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and for amounts greater than $45.8 million, 10.0% (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%), against that portion of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Benjamin Franklin Bank is in compliance with these requirements.

Federal Home Loan Bank System.

Benjamin Franklin Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Benjamin Franklin Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2006 of $8.5 million. At December 31, 2006, Benjamin Franklin Bank had $150.0 million in outstanding Federal Home Loan Bank advances.

The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. For 2006 and 2005, cash dividends from the Federal Home Loan Bank to Benjamin Franklin Bank amounted to $420,516 and $274,074, respectively. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank stock held by Benjamin Franklin Bank.

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

Miscellaneous Regulation.

Community Reinvestment Act.  Under the Community Reinvestment Act (CRA), as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Benjamin Franklin Bank’s latest FDIC CRA rating was “satisfactory.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to Benjamin Franklin Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Benjamin Franklin Bank’s most recent rating under Massachusetts law was “high satisfactory.”

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

The provisions of Sarbanes-Oxley include requirements governing the independence, composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, among other things, requires that the chief executive and chief financial officer certify as to the accuracy of periodic reports filed by the Company with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. For accelerated filers and large accelerated filers, Section 404 of Sarbanes-Oxley also requires the inclusion of an internal control report and assessment by management in the annual report to stockholders, and requires a company’s independent registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. For the year ended December 31, 2006, the Company was an accelerated filer for the first time, subject to the requirements of Section 404 of Sarbanes-Oxley.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	significantly increased competition among depository and other financial institutions;

•	inflation, changes in the interest rate environment (including changes in the shape of the yield curve) that reduce our margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans; and

•	the risk factors described below.

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

Residential real estate loans represent a smaller proportion of our loan portfolio than the average for savings institutions in New England. As of December 31, 2006, commercial real estate, construction and commercial business loans represented 51.1% of our loan portfolio. This proportion has increased significantly since December 31, 2004, when that percentage stood at 30.9%. The increase is the result of the acquisition of Chart Bank, which had a higher proportion of commercial loans in its portfolio than did Benjamin Franklin, and of internally-generated growth in commercial credits in 2005 and 2006. We intend to grow commercial real estate and commercial business loans further as a proportion of our portfolio over the next several years. Construction loans, while they are not likely to increase as a percentage of total commercial loans, are expected to increase in absolute terms in line with the overall growth in the Bank’s loan portfolio. In general, construction loans, commercial real estate loans and commercial business loans generate higher returns, but also pose greater credit risks, than do owner-occupied residential mortgage loans. As our various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

The repayment of construction and commercial real estate loans depends on the business and financial condition of borrowers and, in the case of construction loans, on the economic viability of projects financed. A number of our borrowers have more than one construction or commercial real estate loan outstanding with us. Further, these loans are concentrated primarily in Eastern Massachusetts. Economic events and changes in government regulations, which we and our borrowers cannot control, could have an adverse impact on the cash flows generated by properties securing our construction and commercial real estate loans and on the values of the properties securing those loans. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions. We held $300.2 million in construction and commercial real estate loans in our loan portfolio as of December 31, 2006 representing 46.6% of total loans on that date.

We make both secured and some short-term unsecured commercial business loans, holding $28.9 million of these loans in our loan portfolio as of December 31, 2006, representing 4.5% of total loans on that date. Repayment of both secured and unsecured commercial business loans depends substantially on borrowers’ underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial business loans are generally collateralized by equipment, leases, inventory and accounts receivable. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Our Continuing Concentration Of Loans In Our Primary Market Area May Increase Our Risk.

Our success depends primarily on the general economic conditions in the counties in which we conduct business, and in the Boston metropolitan area in general. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Norfolk, Middlesex and Worcester Counties, Massachusetts. The local economic conditions in our market area have a significant impact on our loans, including the ability of the borrowers to repay these loans, the value of the collateral securing these loans, and our ability to originate new loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would affect these local economic conditions and could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Our Return On Equity May Be Low Compared To Other Financial Institutions. A Low Return Could Lower The Trading Price Of Our Common Stock.

Net income divided by average stockholders’ equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity may be reduced due to the expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and stock-based incentive plan. The core deposit intangible asset created by the Chart Bank acquisition will continue to have a negative impact on our return on equity, and if our periodic evaluation of the goodwill created by the Chart Bank acquisition results in a determination of impairment, we would be required to reduce its carrying value through a charge to earnings. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below the industry average for public thrifts, which may negatively affect the value of our common stock.

We May Have Difficulty Meeting Our Branch Expansion Goals, And Our Branch Expansion Strategy May Not Be Accretive To Earnings.

We recently opened a new branch in Wellesley, Massachusetts, and our growth plans include the opening of additional new branch offices in communities contiguous to those currently served by Benjamin Franklin

Bank. Our ability to establish new branches will depend upon whether we can identify suitable sites and negotiate acceptable lease or purchase and sale terms, and we may not be able to do so, or it may take longer than we expect. Moreover, once we establish a new branch, numerous factors will contribute to its performance, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to gather significant loans and deposits to generate enough income to offset its expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. There can be no assurance that our branch expansion strategy will be accretive to our earnings, or that it will be accretive to earnings within a reasonable period of time.

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

Changes in interest rates also affect the value of our interest-earning assets, including, in particular, the value of our investment securities portfolio. Generally, the value of investment securities fluctuates inversely with changes in interest rates. At December 31, 2006, our securities portfolio totaled $138.0 million, including $127.0 million of securities available for sale. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity, net of related taxes. Decreases in the fair value of securities available for sale therefore would have an adverse affect on our stockholders’ equity. We are also subject to reinvestment risk relating to interest rate movements. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are not able to reinvest funds from such prepayments at rates that are comparable to the rates on the prepaid loans or securities. On the other hand, increases in interest rates on adjustable-rate mortgage loans result in larger mortgage payments due from borrowers, which could potentially increase our level of loan delinquencies and defaults. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the Company’s exposure to changes in market interest rates.

Our Stock-Based Benefit Plans Will Increase Our Costs, Which Will Reduce Our Income.

We have adopted an employee stock ownership plan and a stock-based incentive plan. The allocation to employees of shares under the employee stock ownership plan and the granting of restricted stock awards and stock options under the stock-based incentive plan will increase our future compensation costs, thereby reducing our earnings.

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

Federal and state regulations and laws may also have anti-takeover effects. The Change in Bank Control Act and the Bank Holding Company Act, together with Federal Reserve Board regulations under those acts, require that a person obtain the consent of the Federal Reserve Board before attempting to acquire control of a bank holding company. In addition, Massachusetts laws place certain limitations on acquisitions of the stock of banking institutions and imposes restrictions on business combination transactions between publicly held Massachusetts corporations and stockholders owning 5.0% or more of the stock of those corporations.

Item 1.B.  Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Benjamin Franklin Bank conducts its business through its main office located in Franklin, Massachusetts and nine other offices located southwest of the Boston metropolitan area. In December, 2006, the Bank entered into an agreement to sell and simultaneously lease back six of its branch properties. These six branches (located in Franklin, Bellingham, Foxborough, Milford, Newton and Waltham) are each leased for an initial term of 15 years, with three 5-year renewal options.The following table sets forth information about our offices as of December 31, 2006:

	Year Opened/		Expiration of	Renewal
	Acquired	Owned or Leased	Lease	Options

Main Office:
58 Main Street
Franklin, MA 02038	1935	Owned	—	—
Branch Offices:
231 East Central St. Franklin, MA 02038	1998	Leased	December 2021	Three 5-year renewal terms
4 North Main St. Bellingham, MA 02019	1982	Leased	December 2021	Three 5-year renewal terms
1 Mechanic St. Foxborough, MA 02035	1998	Leased	December 2021	Three 5-year renewal terms
76 North Street Medfield, MA 02052	1998	Owned	—	—
221 Main Street Milford, MA 01757	1992	Leased	December 2021	Three 5-year renewal terms
40 Austin Street Newton, MA 02460	2005	Leased	December 2021	Three 5-year renewal terms
1290 Main Street, Waltham, MA 02451	2005	Leased	December 2021	Three 5-year renewal terms
75 Moody Street Waltham MA 02453	2005	Leased	March 2008	Four 10-year renewal terms
330 Washington Street Wellesley MA 02481	2006	Leased	December 2010	Two 5-year renewal terms

Item 3.	Legal Proceedings

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

(a) (1) Market Information.

The Company’s common stock began trading on the NASDAQ National Market under the symbol ‘BFBC’ on April 5, 2005 and it currently trades on the NASDAQ Global Market under that symbol. Before that, the Company was a mutual holding company and had never issued capital stock. The following table sets forth the high and low prices of our common stock and the dividends declared per share for the periods indicated:

			Dividends Declared
	High	Low	per Share

2005
First Quarter	$—	$—	$—
Second Quarter	11.59	9.91
Third Quarter	14.40	11.11	0.03
Fourth Quarter	14.80	13.20	0.03
2006
First Quarter	$14.25	$13.00	$0.03
Second Quarter	14.19	13.58	0.03
Third Quarter	14.20	13.76	0.03
Fourth Quarter	16.36	13.81	0.04

(a) (2) Holders.

As of December 31, 2006, there were 8,249,802 shares of common stock outstanding, which were held by approximately 1,350 registered holders. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees.

(a) (3) Dividends.

The Company began paying quarterly dividends in 2005 on its common stock and currently intends to continue to do so for the foreseeable future. The payment of dividends will depend upon a number of factors, including capital requirements, Benjamin Franklin Bancorp’s and Benjamin Franklin Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

The only funds available for the payment of dividends on the capital stock of Benjamin Franklin Bancorp will be cash and cash equivalents held by Benjamin Franklin Bancorp, dividends paid by Benjamin Franklin Bank to Benjamin Franklin Bancorp and borrowings. Benjamin Franklin Bank will be prohibited from paying cash dividends to Benjamin Franklin Bancorp to the extent that any such payment would reduce Benjamin Franklin Bank’s capital below required capital levels or would impair the liquidation account established for the benefit of Benjamin Franklin Bank’s eligible account holders and supplemental eligible account holders at the time of the conversion.

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

(a) (4) Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information as of December 31, 2006 with respect to shares of common stock that may be issued under the Company’s Stock Incentive Plan, approved by shareholders at the May 11, 2006 Annual Meeting of Stockholders:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued	Weighted-Average	Under Equity Compensation
	Upon Exercises of	Exercise Price of	Plans (Excluding Securities
Plan Category	Outstanding Options (a)	Outstanding Options (b)	Reflected in Column (a))(c)

Equity compensation plans approved by security shareholders:
Stock options	448,750	$13.95	148,991
Restricted stock			20,761
Equity compensation plans not approved by security shareholders	—	—	—

Total	448,750	$13.95	169,752

(a) (5) Performance Graph.

The following graph compares the performance of the Company’s common stock (assuming reinvestment of dividends) with the total return for companies within the Russell 2000, the SNL New England Thrift Index and the SNL New England Bank Index. The calculation of total cumulative return assumes a $100 investment was made at market close on April 5, 2005, the date the Company’s stock began trading after the Company’s initial public offering.

Total Return Performance

	Period Ending
Index	04/05/05	12/31/05	03/31/06	06/30/06	09/30/06	12/31/06
Benjamin Franklin Bancorp	100.00	140.46	139.46	137.96	140.06	164.23
Russell 2000	100.00	110.55	125.96	119.63	120.15	130.85
SNL New England Thrift Index	100.00	109.80	115.38	116.28	130.05	143.09
SNL New England Bank Index	100.00	111.99	121.60	117.92	122.74	132.18

(b) Use of Proceeds. Not applicable.

(c) Repurchases of Equity Securities.

The Company did not repurchase any of its equity securities during the fourth quarter of 2006. On November 14, 2006, Benjamin Franklin Bancorp announced that its Board of Directors had authorized a plan to repurchase up to 412,490 shares (approximately 5%) of the Company’s outstanding common shares, at the discretion of management through open market transactions or negotiated block transactions. No shares have yet been repurchased under this plan, leaving 412,490 shares available for possible repurchase under the plan.

Item 6.	Selected Financial Data

The following tables contain certain information concerning the consolidated financial position and results of operations of Benjamin Franklin Bancorp at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements of Benjamin Franklin Bancorp, Inc. and Subsidiary and notes thereto appearing in Item 8 of this Annual Report and Management’s Discussion and Analysis appearing in Item 7 of this Annual Report.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Selected Financial Condition Data:
Total assets	$913,678	$867,057	$517,393	$458,844	$452,230
Loans, net(3)	639,769	605,132	383,373	288,862	261,933
Securities(2)	137,964	132,500	93,262	110,254	114,728
Deposits	633,179	611,673	396,499	380,257	373,300
Short-term borrowings	10,000	—	4,250	—	—
Long-term debt(1)	148,969	140,339	81,000	45,000	45,000
Stockholders’ equity	109,405	108,112	31,328	29,301	29,814

(1)	Long-term debt includes advances from the Federal Home Loan Bank of Boston and subordinated debt. See “Business of Benjamin Franklin Bancorp — Sources of Funds — Borrowings”

(2)	Includes restricted equity securities.

(3)	Includes loans held for sale.

	For the Years Ended December 31,
	2006(3)	2005(1)(2)	2004	2003	2002
	(Dollars in thousands, except per share data)

Selected Operating Data:
Interest and dividend income	$44,259	$35,135	$20,795	$19,532	$21,406
Interest expense	20,863	13,117	7,032	6,752	7,594

Net interest income	23,396	22,018	13,763	12,780	13,812
Provision for loan losses	186	686	620	625	1,412

Net interest income after provision for loan losses	23,210	21,332	13,143	12,155	12,400
Non-interest income	3,549	3,487	2,148	2,990	1,285
Gain (loss) on sales of securities, net	(25)	—	(24)	86	1,569
Non-interest expense	22,352	23,276	12,686	12,724	12,115

Income before income tax expense	4,382	1,543	2,581	2,507	3,139
Income tax expense (benefit)	(358)	1,112	892	819	443

Net income	$4,740	$431	$1,689	$1,688	$2,696

Dividends paid per common share:	$0.13	$0.06	n/a	n/a	n/a
Earnings per share (basic and diluted):	$0.60	n/a	n/a	n/a	n/a
Dividend payout ratio	21.67%	n/a	n/a	n/a	n/a

(1)	Operating results for 2005 reflect the acquisition of Chart Bank, the conversion from mutual to stock form, and the $4.0 million pre-tax contribution to the Benjamin Franklin Bank Charitable Foundation, all occurring on April 4, 2005. For further information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

(3)	Operating results for 2006 reflect the effect of the sale and leaseback of six of the Bank’s branch locations as well as a loss incurred upon the designation of $63.7 million of loans as held for sale at December 31, 2006. For further information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.53%	0.06%	0.34%	0.36%	0.61%
Return on average equity (ratio of net income to average equity)	4.35%	0.49%	5.59%	5.65%	9.45%
Net interest rate spread(1)	2.45%	2.79%	2.63%	2.76%	3.32%
Net interest margin(2)	3.01%	3.21%	3.00%	2.98%	3.47%
Efficiency ratio(3)	72.24%	67.79%	79.09%	84.78%	75.69%
Non-interest expense to average total assets	2.51%	2.99%	2.58%	2.73%	2.76%
Average interest-earning assets to average interest bearing liabilities	120.06%	121.90%	123.91%	114.38%	108.04%
Asset Quality Ratios:
Non-performing assets to total assets	0.17%	0.05%	0.07%	0.10%	0.00%
Non-performing loans to total loans(4)	0.27%	0.08%	0.09%	0.16%	0.00%
Allowance for loan losses to non-performing loans	373.46%	1214.13%	941.25%	544.92%	115600.00%
Allowance for loan losses to total loans(4)	0.99%	0.93%	0.82%	0.87%	0.88%
Capital Ratios:
Equity to total assets at end of year	11.97%	12.47%	6.05%	6.39%	6.59%
Average equity to average assets	12.20%	11.36%	6.13%	6.42%	6.49%
Risk-based capital ratio at end of year	14.43%	15.30%	12.48%	13.94%	13.54%
Other Data:
Number of full service offices	10	9	6	6	6

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents operating expense minus expenses related to the amortization of intangible assets and (in 2005) to the contribution to the Benjamin Franklin Bank Charitable Foundation, divided by the sum of net interest income (before the loan loss provision) plus other income (excluding net gains (losses) on sale of bank assets).

(4)	Including loans held for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the financial performance of Benjamin Franklin Bancorp and Benjamin Franklin Bank through a discussion of the factors affecting our financial condition at December 31, 2006, 2005 and 2004 and our consolidated results of operations for the years ended December 31, 2006, 2005 and 2004. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear in Item 8 of this Annual Report. In this section, we sometimes refer to Benjamin Franklin Bank and Benjamin Franklin Bancorp together as “Benjamin Franklin” since the financial condition and results of operation of Benjamin Franklin Bancorp closely reflect the financial condition and results of operation of its sole operating subsidiary, Benjamin Franklin Bank.

The discussion beginning in the “Overview” section below reviews the Company’s performance for the 2006 and 2005 years. Looking ahead to 2007, there are several factors that may serve to reduce the Company’s earnings below current levels:

•	In September, 2006, the Company opened a new branch in Wellesley Hills, Massachusetts. The Company is committed to opening additional new branches, most likely in the markets contiguous to its existing branch communities. One such location has been identified, in Watertown, Massachusetts, where the Company expects to open a branch in mid-2007. Management estimates the annual direct costs of operating this branch at $650,000. This branch opening, the recent opening in Wellesley, and any others that occur, are likely to act as a drag on earnings until such time as they attain profitability.

•	The Company experienced net interest margin (“NIM”) compression throughout 2006 (and in the fourth quarter in particular), due to the effect of increased price competition for certificate accounts and the inversion of the Treasury yield curve, which had the effect of reducing the spread between the Company’s earning assets and its deposit accounts. Until, and if, the Treasury yield curve regains a positive slope, management expects that the Company’s NIM will remain compressed compared to the NIM earned in earlier periods.

•	The Board of Directors adopted the Benjamin Franklin Bancorp, Inc. Stock Incentive Plan (the “Plan”), approved by stockholders at the May 11, 2006 Annual Meeting. Awards made under the Plan on July 28, 2006 will have the effect of increasing compensation expense in future periods. In particular, for stock options awarded under the Plan, the Company is employing an accelerated method of expense recognition, whereby compensation cost is measured on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was in substance, multiple awards. Refer to page F-30 for an estimate of the amount and timing of compensation cost to be recognized for awards made to date under the Plan.

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

Income Taxes.  Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. Benjamin Franklin uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance related to deferred tax assets is established when, in management’s judgment, it is more likely than not that all or a portion of such deferred tax assets will not be realized. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.

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

	Years Ended December 31,
	2006			2005			2004
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans(4)	$626,715	$37,676	5.97%	$547,542	$30,409	5.56%	$338,198	$17,320	5.12%
Securities	137,765	5,925	4.30%	120,007	4,211	3.51%	107,122	3,336	3.11%
Short-term investments	13,906	658	4.66%	18,701	515	2.75%	13,367	139	1.04%

Total interest-earning assets	778,386	44,259	5.65%	686,250	35,135	5.13%	458,687	20,795	4.53%
Non-interest-earning assets	113,930			91,508			33,838

Total assets	$892,316			$777,758			$492,525

Interest-bearing liabilities:
Savings deposits	$91,201	456	0.50%	$102,781	518	0.50%	$98,753	490	0.50%
Money market accounts	100,741	2,299	2.28%	95,638	1,553	1.62%	53,246	535	1.00%
NOW accounts	27,155	75	0.27%	31,742	63	0.20%	23,657	36	0.15%
Certificates of deposit	288,969	11,717	4.05%	222,500	6,366	2.86%	134,034	3,305	2.47%

Total deposits	508,066	14,547	2.86%	452,661	8,500	1.88%	309,690	4,366	1.41%
Borrowings	140,281	6,316	4.44%	110,281	4,617	4.19%	60,497	2,666	4.41%

Total interest-bearing liabilities	648,347	20,863	3.20%	562,942	13,117	2.34%	370,187	7,032	1.90%
Non-interest bearing liabilities	135,082			126,455			92,124

Total liabilities	783,429			689,397			462,311
Equity	108,887			88,361			30,214

Total liabilities and equity	$892,316			$777,758			$492,525

Net interest income		$23,396			$22,018			$13,763

Net interest rate spread(1)			2.45%			2.79%			2.63%
Net interest-earning assets(2)	$130,039			$123,308			$88,500

Net interest margin(3)			3.01%			3.21%			3.00%
Average of interest-earning assets to interest-bearing liabilities			120.06%			121.90%			123.91%

(1)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

(4)	Loans include loans held for sale.

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

	Years Ended December 31,			Years Ended December 31,
	2006 vs. 2005			2005 vs. 2004
			Total	Increase (Decrease)		Total
	Increase (Decrease) Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$4,628	$2,639	$7,267	$11,518	$1,571	$13,089
Securities	679	1,035	1,714	426	449	875
Short-term investments	(157)	300	143	74	302	376

Total interest-earning assets	5,150	3,974	9,124	12,018	2,322	14,340

Interest-bearing liabilities:
Savings deposits	(58)	(4)	(62)	20	8	28
Money market accounts	87	659	746	574	444	1,018
NOW accounts	(10)	22	12	14	13	27
Certificates of deposit	2,233	3,118	5,351	2,463	598	3,061

Total deposits	2,252	3,795	6,047	3,071	1,063	4,134
Borrowings	1,330	369	1,699	2,091	(140)	1,951

Total interest-bearing liabilities	3,582	4,164	7,746	5,162	923	6,085

Change in net interest income	$1,568	$(190)	$1,378	$6,856	$1,399	$8,255

Comparison of Financial Condition At December 31, 2006 and December 31, 2005

Total Assets.  Total assets increased by $46.6 million, or 5.4%, from $867.1 million at December 31, 2005 to $913.7 million at December 31, 2006. This growth was largely the result of an increase in the loan portfolio (including loans held for sale), supplemented by smaller increases in cash and cash equivalents and securities.

Cash and Short-term Investments.  Cash and correspondent bank balances increased by $2.1 million to $55.8 million as of December 31, 2006 when compared to December 31, 2005. The entire increase was a result of a $2.5 million increase in cash supplied to ATM customers of Creative Strategic Solutions, Inc. (“CSSI”), partially offset by a decrease in cash and due from banks. CSSI is a wholly owned subsidiary of Benjamin Franklin Bank that supplies cash to ATMs owned by independent service organizations and provides related cash management services to a nationwide customer base. Short-term investments, comprised of overnight federal funds sold ($12.4 million) and money market funds ($4.3 million), increased $4.7 million to $16.7 million at December 31, 2006. The higher level of short-term investments at period-end was precipitated by ordinary fluctuations in the Bank’s short-term liquidity accounts.

Securities.  The investment portfolio totaled $138.0 million at December 31, 2006, an increase of 4.1%, or $5.5 million, from $132.5 million at December 31, 2005. During the year 2006, Government-sponsored enterprise obligations increased by $12.0 million, while $2.5 million of corporate bonds matured. The mortgage-backed securities portfolio decreased $4.5 million in 2006. Management chose to reinvest principal pay-downs on its mortgage-backed securities into Government-sponsored enterprise obligations, and also into loans.

Net Loans.  Net loans as of December 31, 2006 were $576.0 million, a decrease of $29.1 million, or 4.8%, from net loan balances of $605.1 million as of December 31, 2005. On December 31, the Company transferred $63.7 million of adjustable-rate residential mortgage loans to a held for sale account. Excluding the transfer, net loan balances year-over-year increased by $34.6 million, or 5.7%. Net loans represented 63.0% of total assets at December 31, 2006. The Company invested in increased staffing in 2005 to expand its commercial lending business, and capitalize upon new market opportunities with its acquisition of Chart Bank. With the additional resources in place, commercial loans increased by $40.6 million, or 14.1%, year-over-year, and represented 56.7% of total loans at December 31, 2006. Increases in commercial loan categories include commercial real estate ($22.4 million), construction ($8.5 million), and commercial business ($9.7 million). In addition to the commercial loan growth, the home equity loan portfolio increased by $4.1 million, or 12.7%, year-over-year. In addition to the decrease in residential mortgage loans resulting from the transfer of $63.7 million of residential mortgage loans to a held for sale account, the residential mortgage portfolio further decreased by $8.0 million, or 2.8%. The local residential loan market in 2006 slowed from prior years, and pay-downs exceeded new portfolio originations. In the first quarter of 2006, the Company purchased $16.1 million of adjustable-rate residential mortgage loans to replace runoff.

Loans Held for Sale.  In December 2006, the Company committed to sell $66.1 million of lower-yielding adjustable-rate mortgage loans, in order to help improve its net interest margin in upcoming years. These mortgages were originated for retention in the loan portfolio, in prior years. The loss recognized on the transfer to a held for sale account was $2.4 million, or approximately 3.6% of the gross book value of the loans. Proceeds from the sales are expected prior to March 31, 2007. Upon completion of the sales, the Company expects to record approximately $560,000 in mortgage servicing rights, as all loans will be sold on a servicing-retained basis.

Deposits.  Deposits increased by $21.5 million to $633.2 million at December 31, 2006, an increase of 3.5% over a total of $611.7 million at December 31, 2005. Certificates of deposit increased by $45.2 million, or 17.2%, year-over-year. All other deposit categories decreased by a combined $23.7 million or 6.8%, during the year 2006, with the largest declines in regular and other savings ($16.4 million), demand accounts ($3.4 million), and NOW accounts ($3.5 million).

Similar to many other competitors in its market area, the Company experienced a shift in deposit mix during the years 2005 and 2006, as deposit customers displayed a marked preference for certificates of deposit as compared to other interest-bearing deposit products, such as savings, NOW, or money market accounts. As short-term interest rates rose and lately stabilized at higher levels over the past few years, customers have been considerably more aggressive in seeking competitive market yields for their deposit dollars.

The Company has strived to respond with competitive products in order to meet the challenges of funding the Bank with the deposits it needs to expand. In 2006, the Company introduced a new line of cash management products to its business customers and plans to introduce new checking and health savings account products to retail customers in the first half of 2007.

Borrowed Funds.  Borrowed funds of $159.0 million at December 31, 2006 include Federal Home Loan Bank of Boston (“FHLBB”) borrowings of $150.0 million and subordinated debt totaling $9.0 million. Of the $150.0 million, $10.0 million was borrowed for a term of six months and is classified as short-term. FHLBB borrowings increased during 2006 by $21.0 million, or 16.3%. The Bank took out new borrowings, in substance, to fund net loan growth. The $9.0 million balance in subordinated debt was unchanged during 2006.

Stockholders’ Equity.  Total stockholders’ equity was $109.4 million as of December 31, 2006, an increase of $1.3 million compared to $108.1 million at December 31, 2005. The primary components of the net increase were net income of $4.7 million, net of $1.0 million of dividends paid to shareholders and the repurchase of $3.4 million in common stock, the latter in conjunction with the Company’s issuance of awards under its Stock Incentive Plan. In addition, stockholders’ equity increased in 2006 from the amortization of $848,000 in unearned compensation.

Comparison of Operating Results For The Year Ended December 31, 2006 and December 31, 2005

Net Income.  Net income for the year ended December 31, 2006 was $4.7 million, a $4.3 million increase over the $431,000 in net income for the year 2005. This increase in net income was largely attributable to $1.4 million of growth in net interest income, $1.9 million of growth in recurring sources of other income, and a $1.8 million income tax benefit derived from the utilization of a tax loss carryover. While the Company’s net interest margin declined during the year, the full twelve-month impact of the April 2005 Chart Bank merger contributed favorably to the improvement in operating earnings. In addition, operating expenses declined by $924,000 year-over-year, after factoring in a one-time $4.0 million pre-tax contribution to the Benjamin Franklin Bank Charitable Foundation in the second quarter of 2005.

Net Interest Income.  Net interest income increased $1.4 million to $23.4 million for the year ended December 31, 2006, up 6.3% from $22.0 million for the year ended December 31, 2005. The 6.3% increase was the result of a $92.1 million, or 13.4%, increase in average interest-earning assets, offset by a 20 basis point decline (or 6.2%) in the net interest margin.

The increase in interest-earning assets was due primarily to $79.2 million of growth, on average, in the loan portfolio, supplemented by a net combined increase of $12.9 million in average securities and short-term investments. These year-over-year increases are partially attributable to the full-year effect in 2006 of the 2005 Chart Bank merger, whereby $220.2 million of interest-earning assets, including $184.0 million in net loans, were acquired on April 4, 2005. The yield on average interest-earning assets increased by 52 basis points year-over-year, due mainly to an increase in market interest rates.

Average-interest bearing liabilities increased by $85.4 million, or 15.2%, for the year ended December 31, 2006. Growth in average interest-bearing liabilities included $55.4 million in deposits and $30.0 million in borrowings. These year-over-year increases are partially attributable to the full-year effect in 2006 of the Chart Bank merger whereby $217.4 million in deposits and $25.4 million of borrowed funds were added to the Company’s balance sheet on April 4, 2005. Rates paid on interest-bearing liabilities increased by 86 basis points during 2006, including 98 basis points on deposits and 25 basis points on borrowings.

Interest Income.  Interest income for the year ended December 31, 2006 was $44.3 million, an increase of $9.1 million or 26.0% compared to $35.1 million earned in the prior year. The overall increase in interest income resulted from both a $92.1 million, or 13.4%, increase in average interest-earning assets, and a 52 basis point, or 10.1%, increase in the yield on those assets. Approximately 51% of the dollar increase in interest income is explainable by an increase of $79.2 million in average loans outstanding, year-over-year, and approximately 29% is explainable by a 41 basis point increase in the yield on loans. The increase in the loan yield of 52 basis points was due to increases in market interest rates, the full-year inclusion in 2006 of the acquired Chart Bank loan portfolio, and to internally-generated growth in higher-yielding commercial loans.

During 2006, the average balance of securities increased by $17.8 million, while the average balance of short-term investments declined by $4.8 million. Increases in yields earned on securities and short-term investments of 79 basis points and 191 basis points, respectively, were due mainly to the increase in market interest rates during the last two years. The Company’s security portfolio is comprised largely of laddered maturities of government-sponsored enterprise obligations, which have provided the Company a regular source of liquidity and have re-priced upwards as those maturities are replaced with like bonds at current interest rates.

Interest Expense.  Interest expense for the year ended December 31, 2006 increased by $7.7 million, or 59.1%, to $20.9 million as compared to $13.1 million for the year ended December 31, 2005. The increase in interest expense arose from both an $85.4 million, or 15.2%, increase in average interest-bearing liabilities, and an 86 basis point, or 36.8%, increase in the cost of those liabilities.

The $85.4 million increase in average interest-bearing liabilities was caused partially by the full-year impact in 2006 of the Chart Bank acquisition, which added $242.8 million to the Company’s funding liabilities (including non-interest bearing demand deposits) on April 4, 2005. Overall, average interest-bearing deposits increased $55.4 million year-over-year, while borrowed funds increased by $30.0 million.

A 98 basis point increase in the average rate paid on interest-bearing deposits during the year 2006 was due in large part to the increase in market interest rates, and a persistent tendency, throughout the year, for customers to choose CDs as compared to other types of deposits. With gradually rising market interest rates, particularly in the first nine months of 2006, the Company and other financial institutions in its market area responded to customer demand by increasing their rates paid on CD accounts. Within the Company’s deposit portfolio, the average balance of CDs increased by $66.5 million year-over-year, while the other interest-bearing deposit categories, generally referred to as core deposits, decreased by a combined $11.1 million. Outside of CDs and money market accounts, the Company was generally able to refrain from raising its deposit rates in 2006. The overall rate paid on money market accounts increased by 66 basis points, year-over-year, as the Company created new higher-paying products in 2006 that generated $31.0 million of account balances at year-end.

The Company increased its borrowings level, on average, by $30.0 million in 2006 primarily in order to assist in funding loan growth. The Company often takes out medium-term or longer-term FHLB borrowings for asset / liability management purposes, especially since customer demand for CDs is predominantly for terms of shorter lengths of time. The cost of borrowed funds increased by 25 basis points year-over-year, reflecting higher market interest rates on marginal new business.

Provision for Loan Losses.  The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb potential losses inherent in the loan portfolio. Refer to “Business — Asset Quality” for additional information about the Company’s methodology for establishing its allowance for loan losses. Loan loss provisions were $186,000 and $686,000 during the years ended December 31, 2006 and 2005, respectively. Provisions in both years were primarily reflective of growth in the loan portfolio, as net charge-offs / recoveries in both years were nominal. The Company’s provision was reduced by $160,000 in 2006 pursuant to the transfer of $63.7 million of residential mortgages to loans held for sale. At December 31, 2006, the allowance for loan losses totaled $5.8 million, or 0.99% of the loan portfolio, compared to $5.7 million, or 0.93%, of total loans at December 31, 2005. The increase in the allowance for loan losses as a percentage of the loan portfolio was primarily due to an increase in the proportion of commercial loans in the portfolio.

Non-interest Income.  Non-interest income for the year ended December 31, 2006 was $3.5 million, an increase of $37,000, or 1.1%, when compared to the year ended December 31, 2005. Over the course of the last two years, the Company engaged in several transactions involving bank-owned premises (including branches and real estate held as future branch sites) and portfolio loan sales. Net losses from these sales (including valuation write-downs prior to sale) were $2.9 million and $1.0 million for 2006 and 2005, respectively. Excluding these sale transactions, non-interest income increased by $1.9 million, or 41.7%, year-over-year.

The following table itemizes the sale transactions’ impact on non-interest income in the years 2006 and 2005 to approximate normalized operating results. Each transaction is described more fully following the table:

	2006	2005	$ Variance

Reported non-interest income	$3,524	$3,487	$37
Write-down of loans transferred to held for sale	2,361	—	2,361
Loss/(gain) on sale of premises	503	(380)	883
Write-down of premises	—	1,400	(1,400)
Normalized non-interest income	$6,388	$4,507	$1,881

In the fourth quarter of 2006, the Company incurred a pre-tax loss of $2.4 million upon the designation of $63.7 million of adjustable-rate residential mortgage loans as held for sale. The transaction is part of a balance sheet restructure that is expected to increase interest income in upcoming years. These loans, which bear below-market interest rates, will be sold in the first quarter of 2007. Proceeds realized will be reinvested in securities and in future loan growth.

In December 2006, the Company sold and simultaneously leased back six of its branch locations. The total purchase price for the six branches was $9.7 million. The gain recognized on five of the branches in the sale ($3.8 million) was deferred and will be recognized ratably over the initial lease term of 15 years.

However, a net loss on the sale of one branch, totaling $503,000, was recognized as a reduction of non-interest income immediately.

During the second quarter of 2005, two parcels of land that had been held as future branch sites were sold for an aggregate gain of $380,000. A third parcel that had been held as a future branch site was written down by $1.4 million to its estimated net fair market value, once the decision was made by the Company to market the parcel for sale. This parcel was sold in the first quarter of 2007 at a gain of $187,000.

Excluding the asset sale transactions, non-interest income increased by $1.9 million, or 41.7%, during the year 2006. Approximately 76% of this increase, or $1.4 million, was from higher ATM servicing fees, performed by subsidiary CSSI. CSSI provides cash to ATMs owned by independent service organizations (ISOs) nationwide. Fees are collected from the ISOs for managing the ATMs and for the use of the cash in the machines. Other revenue increases year-over-year included deposit service fees ($195,000, or 15.8%), income from bank-owned life insurance ($78,000, or 29.0%) and miscellaneous income ($98,000, or 19.0%). Growth in fees earned on deposit accounts and miscellaneous income was mainly the result of the addition of the Chart Bank deposit accounts and branch locations. The increase in income on bank-owned life insurance was due primarily to an additional $2.5 million investment made early in 2006. Income from the sale of non-deposit investment products decreased by $153,000, or 52.4%, when comparing the year 2006 to the year 2005. The Company is currently evaluating alternatives to the program structure, after deciding earlier in 2006 not to replace a sales representative who left the Company.

Non-interest Expense.  Non-interest expense for the year ended December 31, 2006 was $22.4 million, a decrease of $924,000, or 4.0%, when compared to $23.3 million incurred during the year ended December 31, 2005. 2005 results included a $4.0 million contribution made in April to the Benjamin Franklin Bank Charitable Foundation. The Company has no intention of making future contributions to the Foundation. Excluding the contribution, the increase in non-interest expenses in 2006 compared to 2005 would have been $3.1 million, or 16.0%.

Non-interest expenses, excluding the contribution, increased year-over-year due in part to the full-year impact of investments made during the course of 2005, including the acquisition of Chart Bank, expansion of the Company’s lending capabilities and the stock conversion, which brought new personnel, investor relations, audit and legal costs associated with operating a larger, and public company.

The largest year-over-year increase in non-interest expense was in employee salaries and benefits expenses, which increased $1.8 million, or 18.2%, to $11.7 million for the year ended December 31, 2006. In addition to a $540,000, or 6.9%, increase in base salaries, bonuses, and commissions, the Company instituted new stock incentive plans in August 2006 that resulted in $624,000 of expense. Staffing levels increased due to the opening of a new branch office in Wellesley, as well as in certain sales and administrative functions.

Occupancy and equipment expenses increased $257,000, or 10.8%, to $2.6 million for the year ended December 31, 2006. This increase was mainly due to the addition of costs associated with Chart Bank’s office locations, as well as the new branch in Wellesley. A year-over-year increase in data processing costs ($211,000 or 12.2%) largely reflects the growth of the Company and development and support costs for new product offerings. Professional fees increased $268,000, or 26.2%, to $1.3 million for the year ended December 31, 2006. This increase was due to a $304,000 increase in audit and examination fees, brought about by the conversion to a public company in 2005 and compliance with Sarbanes-Oxley Act requirements. The Company incurred non-cash charges of $1.1 million for the amortization of core deposit intangible assets in 2006, $336,000 less than the comparable period in 2005. The core deposit intangible was created in the 2005 Chart Bank acquisition and is being amortized into expense using an accelerated method. General and administrative expenses also increased year-over-year by $836,000, or 39.3%, due largely to the full-year effect of adding Chart Bank and CSSI operations, as well as overall Company growth. Larger year-over-year increases in other general and administrative expenses included insurance premiums, postage and supplies, correspondent bank charges, and directors’ fees. Directors’ fees increased with the addition of six new Board members from Chart Bank and the mid-year implementation in 2005 of a retirement plan for directors.

Income Taxes.  The Company recorded an income tax benefit of $358,000 for the year ended December 31, 2006, a decrease of $1.5 million or 132.2%, from the $1.1 million in expense recorded for the year ended December 31, 2005. The effective tax rates for the 2006 and 2005 years were (8.2%) and 72.1%, respectively. The high effective tax rate in the year 2005 was primarily a function of the bank-owned land transactions. No tax benefit was recognized on the $1.0 million net loss on sale/write-down of bank-owned land.

The income tax benefit recorded in 2006 reflected a $1.8 million tax benefit related to the sale and simultaneous leaseback of six of the Company’s branch locations. The total purchase price of the six branches was $9.7 million. The positive effect of this transaction on 2006 earnings is primarily due to the capital gain generated by the transaction, which allowed the Bank to use a capital loss carryover, the tax benefit of which was previously unrecorded and would have expired on December 31, 2006.

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

Securities.  The investment portfolio totaled $132.5 million at December 31, 2005, an increase of 42.1%, or $39.3 million, from $93.3 million at December 31, 2004. $36.1 million of this increase represented the acquisition of the Chart Bank securities portfolio, which consisted primarily of Government-sponsored enterprise obligations. During the year 2005, Government-sponsored enterprise obligations increased by $52.2 million, while mortgage-backed securities decreased $15.6 million. Management chose to reinvest principal pay-downs on its mortgage-backed securities into other investments, primarily Government-sponsored enterprise obligations, and in loans.

Net Loans.  Net loans as of December 31, 2005 were $605.1 million, an increase of $221.8 million, or 57.8%, over net loan balances of $383.4 million as of December 31, 2004. Net loans represented 69.8% of total assets at December 31, 2005. While the Chart Bank acquisition accounted for $184.0 million of the year’s growth, another $37.8 million of net growth was generated internally, primarily in commercial real estate loans. The Company is committed to expand its commercial lending business, and increased the size of its commercial lending staff to twelve persons by year-end 2005, compared to four at year-end 2004. Investments were also made in expanding commercial credit analysis, processing, review and monitoring resources to support this growth effort. Year-over-year increases in commercial loan categories include commercial real estate ($123.1 million), construction ($31.7 million), and commercial business ($14.8 million), resulting in commercial loans comprising 47.3% of total loans, compared to 30.8% at December 31, 2004. In addition to the commercial loan growth, the residential mortgage and home equity loan portfolios increased by $45.1 and $9.2 million, respectively.

Deposits.  Deposits increased by $215.2 million to $611.7 million at December 31, 2005, an increase of 54.3% over a total of $396.5 million at December 31, 2004. The $215.2 million increase in the Bank’s deposits was attributable to an increase of $217.4 million in deposits as a result of the Chart Bank acquisition, offset by a $2.2 million decline from December 31, 2004 to December 31, 2005. While all deposit categories increased year-over-year, the largest increases were in certificates of deposit ($125.6 million), money market accounts ($41.2 million) and demand accounts ($36.6 million).

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

Borrowed Funds.  Borrowed funds of $140.3 million at December 31, 2005 primarily include Federal Home Loan Bank of Boston (“FHLBB”) borrowings of $128.9 million and $9.0 million in subordinated debt. FHLBB borrowings increased during 2005 by $56.9 million, including $25.4 million provided in the Chart Bank acquisition. Of the borrowed funds acquired from Chart, $20.5 million matured during the second and third quarters of 2005. Those borrowings and the remainder of the net increase, or $36.4 million, were placed in new FHLBB borrowings with original maturities of three to five years. The $9.0 million balance in subordinated debt was unchanged during 2005.

Stockholders’ Equity.  Total stockholders’ equity was $108.1 million as of December 31, 2005, an increase of $76.8 million compared to $31.3 million at December 31, 2004. The increase was primarily attributable to the Company’s mutual-to-stock conversion and issuance of shares in connection with the acquisition of Chart Bank. The components of the net increase were: a) the recording of common stock and additional paid-in capital in the initial public offering in the amount of $53.7 million, net of offering expenses of $2.1 million, b) shares issued to the Benjamin Franklin Bank Charitable Foundation in the amount of $4.0 million, c) shares issued to Chart Bank shareholders in the amount of $25.1 million, d) net income of $431,000, net of e) dividends paid to shareholders in the amount of $486,000, f) a reduction of $657,000 in other comprehensive income resulting from a decrease in the fair market value of investments available for sale, and g) a decrease of $5.4 million, representing the valuation of common shares purchased and held by the employee stock ownership plan.

Comparison of Operating Results For The Year Ended December 31, 2005 and December 31, 2004

Net Income.  Net income for the year ended December 31, 2005 was $431,000, $1.3 million lower than the $1.7 million in net income for the year 2004. The reduction in net income was primarily a result of two non-recurring charges incurred in the second quarter of 2005: 1) a $2.4 million after-tax contribution made to the Benjamin Franklin Bank Charitable Foundation, and 2) the recognition of a net loss of $1.0 million on the sale/write-down of bank-owned land. Significant increases in net interest income and non-interest income, due to the acquisition of the operations of Chart Bank and to internally generated balance sheet growth, partially offset the non-recurring charges. Operating expenses also increased significantly year-over-year due to the addition of Chart Bank’s operations, as well as to higher costs related to generating internal growth and meeting the demands of operating as a public company.

Net Interest Income.  Net interest income increased $8.3 million to $22.0 million for the year ended December 31, 2005, up 60.0% from $13.8 million for the year ended December 31, 2004. The 60% increase was the result of an increase in average interest-earning assets of $227.6 million, greater than the increase in average interest-bearing liabilities of $192.8 million, and to a 21 basis point increase in the net interest margin. The funds received in the Company’s public stock offering and an increase in non-interest bearing deposit accounts were the primary reasons that average interest-earning assets grew by more than average interest-bearing liabilities, when compared to the year 2004.

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

Interest Expense.  Interest expense for the year ended December 31, 2005 increased by $6.1 million, or 86.5%, to $13.1 million as compared to interest expense of $7.0 million for the year ended December 31, 2004. Much of the increase was the result of the $192.8 million increase in average interest-bearing liabilities, in addition to a 44 basis point increase in their rate paid.

The $192.8 million increase was caused primarily by the Chart Bank acquisition, which added $242.8 million to the Company’s funding liabilities (including non-interest bearing demand deposits) on April 4, 2005. Overall, average interest-bearing deposits increased $143.0 million year-over-year, while borrowed funds increased by $49.8 million.

A 47 basis point increase in the average rate paid on interest-bearing deposits during the year 2005 was due in part to the increase in market interest rates, the composition of the Chart Bank deposit base, which had a greater proportion of higher-cost certificate balances than did that of Benjamin Franklin, and a trend, particularly late in the year, toward CD demand as compared to other types of deposits. With gradually rising market interest rates, the Company and other financial institutions in its market area responded to customer demand by increasing their rates paid on CD accounts. Within the Company’s deposit portfolio, the average balance of CD’s increased by $88.5 million year-over-year, while the other interest-bearing deposit categories combined increased $54.5 million. Outside of CD’s and money market accounts, the Company was generally able to refrain from raising its deposit rates in 2005. The cost of borrowed funds dropped by 22 basis points year-over-year, as borrowings acquired from Chart Bank were at lesser rates than that of Benjamin Franklin.

Provision for Loan Losses.  The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb potential losses inherent in the loan portfolio. Refer to “Business — Asset Quality” for additional information about the Company’s methodology for establishing its allowance for loan losses. Loan loss provisions were $686,000 and $620,000 during the years ended December 31, 2005 and 2004, respectively. Provisions in both years were primarily reflective of growth in the loan portfolio, as net charge-offs / recoveries in both years were nominal. At December 31, 2005, the allowance for loan losses totaled $5.7 million, or 0.93% of the loan portfolio, compared to $3.2 million, or 0.82%, of total loans at December 31, 2004. The increase in the allowance for loan losses as a percentage of the loan portfolio was primarily due to an increase in the proportion of commercial loans in the portfolio.

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

The largest year-over-year increase in non-interest expense was in salaries and employee benefits expenses, which increased $2.4 million, or 32.0%, to $9.9 million for the year ended December 31, 2005. The increase was primarily attributable to the acquisition of Chart Bank and to a lesser degree to the addition of loan origination and support staff in 2005. Occupancy and equipment expenses increased $964,000, or 68.4%, to $2.4 million for the year ended December 31, 2005. This increase was mainly due to the addition of costs associated with Chart Bank’s three branch locations and its former corporate headquarters. The rental expense associated with the lease of the headquarters location ceased at the end of July 2005. Increases in data processing costs ($381,000 or 28.2%) and other general and administrative expenses ($2.2 million or 106.7%) were both due primarily to the effect of adding Chart Bank operations. Other general and administrative expenses for the year ended December 31, 2005 included non-cash charges of $1.4 million for the amortization of core deposit intangible assets, $1.2 million higher than the comparable period in 2004. The increase was entirely associated with the Chart Bank acquisition. Other large year-over-year increases in general and administrative expenses included marketing and advertising, insurance premiums, postage and supplies, and directors’ fees. The increase in marketing costs was primarily due to branding efforts in the Chart Bank market area subsequent to the acquisition. Directors’ fees increased with the addition of six new Board members from Chart Bank, as a result of increases to the Board fee structure due to the increased responsibilities of being a director of a public company, and due to the implementation of a retirement plan for directors. Professional fees increased $648,000, or 173.7%, to $1.0 million for the year ended December 31,

2005. This increase was due primarily to increased legal, consulting, audit and investor relations fees, such increases consistent with the Company’s new status as a public company.

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

Impact of Recent Accounting Standards

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”, which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (the “fair value method”). This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement at the beginning of the Company’s 2007 calendar year. As management does not plan to adopt the fair value method of accounting for its servicing rights, this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, to permit all entities to choose to elect to measure eligible financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings. Eligible items include any recognized financial assets and liabilities with certain exceptions including but not limited to, deposit liabilities, investments in subsidiaries, and certain deferred compensation arrangements. The decision about whether to elect the fair value option is generally applied on an instrument-by-instrument basis, is generally irrevocable, and is applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. This Statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Management is currently analyzing the impact of making this election for any of the Company’s eligible financial assets or liabilities.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is applicable to all financial statements issued by the Company for the year ended December 31, 2006.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Management and the Board of Benjamin Franklin recognize that taking and managing risk is fundamental to the business of banking. Through the development, implementation and monitoring of its policies with respect to risk management, the Bank strives to measure, evaluate and control the risks it faces. The Board and management understand that an effective risk management system is critical to the safety and soundness of the Bank. Chief among the risks faced by Benjamin Franklin are credit risk, market risk (including interest rate risk), liquidity risk, operational (transaction) risk and compliance risk.

Within management, the responsibility for risk management rests with the Risk Management Committee, chaired by the Compliance and Risk Management Officer. Other members of the Committee include the Chief Executive Officer, Chief Financial Officer, Controller, and the senior officers responsible for lending, retail banking and human resources. The Risk Management Committee meets on a monthly basis to review the status of the Company’s risk management efforts, including reviews of internal and external audit findings, loan review findings, and the activities of the Asset/Liability Committee with respect to monitoring interest rate and liquidity risk. The Committee tracks any open items requiring corrective action with the goal of ensuring that each is addressed on a timely basis. The Compliance and Risk Management Officer reports all findings of the Risk Management Committee directly to the Board’s Audit and Risk Management Committee.

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

Interest rate risk is the exposure of Benjamin Franklin’s net interest income to adverse movements in interest rates. Net interest income is affected by changes in interest rates as well as by fluctuations in the level, mix and duration of Benjamin Franklin’s assets and liabilities. Over and above the influence that interest rates have on net interest income, changes in rates may also affect the volume of lending activity, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the flow and mix of deposits, and the market value of the Bank’s assets and liabilities.

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

Benjamin Franklin’s Asset/Liability Committee, comprised of several members of senior and middle management, is responsible for managing interest rate risk. On a quarterly basis, the Committee reviews with the Board of Directors its analysis of the Bank’s exposure to interest rate risk, the effect subsequent changes in interest rates could have on the Bank’s future net interest income, its strategies and other activities, and the effect of those strategies on Benjamin Franklin’s operating results. The Committee is also actively involved in the Bank’s planning and budgeting process as well as in determining pricing strategies for deposits and loans.

The Committee’s primary method for measuring and evaluating interest rate risk is income simulation analysis. This analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Interest rate scenarios tested generally include instantaneous rate shocks compared against static (or flat) rates. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a two-year period.

The table below sets forth, as of December 31, 2006, the estimated changes in Benjamin Franklin’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated
Net Interest Income
Over 12 months

300 basis point increase in rates	1.57%
200 basis point increase in rates	1.08%
100 basis point increase in rates	.64%
Flat interest rates	—
100 basis point decrease in rates	(.38)%
200 basis point decrease in rates	(3.75)%

As indicated in the table above, the result of an immediate 100 basis point increase in interest rates is estimated to increase net interest income by .64% over a 12-month horizon, when compared to the flat rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to increase by 1.08% over a 12-month horizon, when compared against the flat rate scenario. The estimated change in net interest income from the flat rate scenario for a 100 basis point parallel decline in the level of interest rates is a decrease of .38%. Inherent in these estimates is the assumption that savings and money market deposit account deposit rates would change by 25 basis points and 37 basis points, respectively, for each 100 basis point change in market interest rates. These scenarios also assume no change in NOW account interest rates. Interest rates for certain premium checking and money market accounts are expected to vary to the full extent of any increase or decrease in market interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.

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

Liquidity Risk Management.  Liquidity risk, or the risk to earnings and capital arising from an organization’s inability to meet its obligations without incurring unacceptable losses, is managed by Benjamin Franklin’s Treasurer, who monitors on a daily basis the adequacy of Benjamin Franklin’s liquidity position. Oversight is provided by the Asset/Liability Committee, which reviews Benjamin Franklin’s liquidity on a weekly basis, and by the Board of Directors, which reviews the adequacy of Benjamin Franklin’s liquidity resources on a monthly basis.

Benjamin Franklin’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. Benjamin Franklin maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2006, cash and due from banks (excluding cash provided by CSSI to ATM customers), short-term investments and debt securities maturing within one year totaled $86.7 million or 9.5% of total assets.

Benjamin Franklin also relies on outside borrowings from the Federal Home Loan Bank of Boston, as an additional funding source. In 2006, Benjamin Franklin has expanded its use of Federal Home Loan Bank of Boston borrowings to fund growth in the loan portfolio and to assist in the management of its interest rate risk. Since December 31, 2005, Benjamin Franklin has increased Federal Home Loan Bank of Boston borrowings by $21.0 million to a total of $150.0 million outstanding as of December 31, 2006. On that date, Benjamin Franklin had the ability to borrow an additional $29.6 million from the Federal Home Loan Bank of Boston. The formula for computing the Company’s borrowing availability at the Federal Home Loan Bank of Boston at December 31, 2006 does not include $63.7 million of residential mortgage loans held for sale at year-end 2006.

Benjamin Franklin uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. Benjamin Franklin anticipates that it will continue to have sufficient funds and alternative funding sources to meet its current and future commitments.

The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:

Contractual Obligations:

	At December 31, 2006
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in thousands)

Federal Home Loan Bank advances(1)	$149,969	$32,969	$54,000	$55,000	$8,000
Subordinated debt	9,000	—	—	—	9,000
Operating leases(2)	13,769	1,165	2,089	1,954	8,561
Other contractual obligations(3)	6,089	2,732	3,357	—	—

Total contractual obligations	$178,827	$36,866	$59,446	$56,954	$25,561

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 Family Residential mortgage loans. One advance in the amount of $10 million maturing in June, 2010 will become immediately payable if 3-month LIBOR rises above 6.0% (measured on a quarterly basis, beginning June 2006).

(2)	Represents non-cancelable operating leases for branch offices.

(3)	Represents contracts for technology services and employment agreements.

Loan Commitments:

	December 31, 2006
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in thousands)

Commitments to grant loans(1)	$15,657	$15,657	$—	$—	$—
Unused portion of commercial loan lines of credit	21,001	19,599	1,402	—	—
Unused portion of home equity lines of credit(2)	39,905	—	—	—	39,905
Unused portion of construction loans(3)	27,783	20,343	7,018	—	422
Unused portion of personal lines of credit(4)	2,432	—	—	—	2,432
Commercial letter of credit	1,355	1,355

Total loan commitments	$108,133	$56,954	$8,420	$—	$42,759

General:  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to 2 years for development loans and up to 1 year for other construction loans.

(4)	Unused portion of checking overdraft lines of credit are available to customers in “good standing” indefinitely.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2006. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Benjamin Franklin Bancorp, including its consolidated subsidiaries, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, and preparing annual consolidated financial statements presented in conformity with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Important Considerations.

The effectiveness of a system of disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors
Benjamin Franklin Bancorp, Inc.
Franklin, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Benjamin Franklin Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Benjamin Franklin Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Benjamin Franklin Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Benjamin Franklin Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Benjamin Franklin Bancorp, Inc. and our report dated March 12, 2007 expressed an unqualified opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 12, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Information Regarding Directors — Biographical Information regarding Directors and Nominees,” “Information Regarding Executive Officers — Biographical Information regarding Executive Officers”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 annual proxy statement.

Item 11.	Executive Compensation

We incorporate the information required by this item by reference to the section captioned “Information Regarding Executive Officers” and “Information Regarding Directors — Compensation of Directors” in our 2007 annual proxy statement.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the information required by this item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2007 annual proxy statement and to Part II, Item 5, subsection (a)(4) of this Annual Report on Form 10-K.

Item 13	Certain Relationships and Related Transactions, and Director Independence

We incorporate the information required by this item by reference to the section captioned “Transactions with Related Parties” in our 2007 annual proxy statement.

Item 14	Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section captioned “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm — Public Accountant’s Fees” and “— Pre-approval Policies and Procedures” in our 2007 annual proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits

Exhibit No.		Description	Footnotes

2.1		Plan of Conversion of Benjamin Franklin Bancorp.	3
2.2		Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2
3.1		Articles of Organization of Benjamin Franklin Bancorp, Inc.	2
3.2		Bylaws of Benjamin Franklin Bancorp, Inc.	7
4.1		Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5
10	.1.1	Form of Employment Agreement with Thomas R. Venables.*	6
10	.1.2	Form of Employment Agreement with Claire S. Bean.*	6
10.2		Form of Change in Control Agreement with five other Executive Officers, providing one year’s severance to Brian E. Ledwith, Michael J. Piemonte and Kathleen P. Sawyer, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. This form contains all material information concerning the agreement and the only differences are the name and contact information of the executive officer who is party to the agreement and the number of years of severance provided.*	2
10.3		Form of Benjamin Franklin Bank Benefit Restoration Plan.*	2

Exhibit No.		Description	Footnotes

10	.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of March 22, 2006.*	8
10	.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of March 22, 2006.*	8
10.5		Benjamin Franklin Bancorp Director Fee Continuation Plan.*	4
10.6		Benjamin Franklin Bancorp Employee Salary Continuation Plan.*	2
10	.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004. *	2
10	.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004.*	2
10.8		Benjamin Franklin Bancorp, Inc. 2006 Stock Incentive Plan*	9
10	.8.1	Form of Incentive Stock Option Agreement*	10
10	.8.2	Form of Non-Statutory Stock Option Agreement (Officer)*	10
10	.8.3	Form of Non-Statutory Stock Option Agreement (Director)*	10
10	.8.4	Form of Restricted Stock Agreement (Officer)*	10
10	.8.5	Form of Restricted Stock Agreement (Director)*	10
11		See Note 3 to the Financial Statements for a discussion of earnings per share.	—
21		Subsidiaries of Registrant.	8
23.1		Consent of Wolf & Company, P.C., independent registered public accounting firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

*	Relates to compensation.

1.	Filed herewith.

2.	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3.	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4.	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.

7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

8.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2006

9.	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on March 28, 2006.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A, filed on August 18, 2006.

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
Thomas R. Venables
President and Chief Executive Officer

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the indicated capacities as of March 16, 2007.

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

Benjamin Franklin Bancorp, Inc.

Annual Report on Form 10-K for the Year Ended December 31, 2006
Exhibits Filed Herewith

Exhibit
Number	Description

23.1	Consent of Wolf & Company, P.C., independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BENJAMIN FRANKLIN BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Benjamin Franklin Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Benjamin Franklin Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benjamin Franklin Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Benjamin Franklin Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Benjamin Franklin Bancorp, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of Benjamin Franklin Bancorp, Inc.’s internal control over financial reporting.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 12, 2007

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Cash and due from banks	$16,115	$16,499
Cash supplied by CSSI to ATM customers	39,732	37,200
Short-term investments	16,748	12,051

Total cash and cash equivalents	72,595	65,750
Securities available for sale, at fair value	126,982	122,379
Securities held to maturity, at amortized cost	31	109
Restricted equity securities, at cost	10,951	10,012
Loans, net of allowance for loan losses of $5,781 in 2006 and $5,670 in 2005	576,039	605,132
Loans held for sale, net	63,730	—
Premises and equipment, net	5,202	11,167
Accrued interest receivable	3,480	3,045
Bank-owned life insurance	10,298	7,451
Goodwill	33,763	33,763
Other intangible assets	3,069	4,133
Other assets	7,538	4,116

	$913,678	$867,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$633,179	$611,673
Short-term borrowings	10,000	—
Long-term debt	148,969	140,339
Deferred gain on sale of premises	3,783	—
Other liabilities	8,342	6,933

Total liabilities	804,273	758,945

Commitments and contingencies (Notes 7 and 13)
Stockholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 8,468,137 shares issued and 8,249,802 shares outstanding at December 31, 2006; 8,488,898 shares issued and outstanding at December 31, 2005	—	—
Additional paid-in capital	82,909	82,849
Retained earnings	36,634	32,942
Unearned compensation	(7,938)	(5,353)
Accumulated other comprehensive loss	(2,200)	(2,326)

Total stockholders’ equity	109,405	108,112

	$913,678	$867,057

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Interest and dividend income:
Loans, including fees	$37,676	$30,409	$17,320
Debt securities	5,374	3,811	3,092
Dividends	551	400	244
Short-term investments	658	515	139

Total interest and dividend income	44,259	35,135	20,795

Interest expense:
Interest on deposits	14,547	8,500	4,366
Interest on borrowings	6,316	4,617	2,666

Total interest expense	20,863	13,117	7,032

Net interest income	23,396	22,018	13,763
Provision for loan losses	186	686	620

Net interest income, after provision for loan losses	23,210	21,332	13,143

Other income (charges):
ATM servicing fees	3,059	1,639	—
Deposit service fees	1,428	1,233	882
Loan servicing fees	487	442	254
Gain (loss) on loans sold and held for sale, net	(2,030)	116	123
Loss on sale/writedown of securities, net	(25)	—	(24)
Loss on sale/write-down of premises, net	(495)	(1,020)	—
Income from bank-owned life insurance	347	269	198
Miscellaneous	753	808	691

Total other income	3,524	3,487	2,124

Operating expenses:
Salaries and employee benefits	11,682	9,882	7,487
Occupancy and equipment	2,631	2,374	1,410
Data processing	1,945	1,734	1,353
Professional fees	1,289	1,021	373
Marketing and advertising	778	738	581
Contribution to Benjamin Franklin Bank Charitable Foundation	—	4,000	—
Amortization of core deposit intangible	1,064	1,400	181
Other general and administrative	2,963	2,127	1,301

Total operating expenses	22,352	23,276	12,686

Income before income taxes	4,382	1,543	2,581
Provision (benefit) for income taxes	(358)	1,112	892

Net income	$4,740	$431	$1,689

Weighted-average shares outstanding:
Basic	7,949,042	n/a	n/a
Diluted	7,953,739	n/a	n/a
Earnings per share:
Basic	$0.60	n/a	n/a
Diluted	$0.60	n/a	n/a

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Retained	Unearned	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity
	(Dollars in thousands)

Balance at December 31, 2003	—	$—	$—	$31,308	$—	$(2,007)	$29,301

Comprehensive income:
Net income	—	—	—	1,689	—	—	1,689
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	338	338

Total comprehensive income							2,027

Balance at December 31, 2004	—	—	—	32,997	—	(1,669)	31,328

Comprehensive loss:
Net income	—	—	—	431	—	—	431
Net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	(657)	(657)

Total comprehensive loss							(226)

Issuance of common stock for initial public offering, net of expenses of $2,053	5,577,419	—	53,721	—	—	—	53,721
Issuance of common stock to Benjamin Franklin Bank Charitable Foundation	400,000	—	4,000	—	—	—	4,000
Issuance of common stock for acquisition of Chart Bank	2,511,479	—	25,115	—	—	—	25,115
Stock purchased by ESOP	—	—	—	—	(5,537)	—	(5,537)
Release of ESOP stock	—	—	13	—	184	—	197
Dividends declared ($.06 per share)	—	—	—	(486)	—	—	(486)

Balance at December 31, 2005	8,488,898	—	82,849	32,942	(5,353)	(2,326)	108,112
Comprehensive income:
Net income	—	—	—	4,740	—	—	4,740
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	424	424

Total comprehensive income							5,164

Common stock repurchased	(239,096)	—	(3,373)	—	—	—	(3,373)
Issuance of common stock in connection with stock incentive plan	—	—	3,046	—	(3,046)	—	—
Restricted stock expense	—	—	—	—	277	—	277
Stock option expense	—	—	347	—	—	—	347
Release of ESOP stock	—	—	40	—	184	—	224
Dividends declared ($.13 per share)	—	—	—	(1,048)	—	—	(1,048)
Adjustment to initially apply FASB Statement No. 158	—	—	—	—	—	(298)	(298)

Balance at December 31, 2006	8,249,802	$—	$82,909	$36,634	$(7,938)	$(2,200)	$109,405

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$4,740	$431	$1,689
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of securities, net	(760)	9	855
Amortization (accretion) of loans, net	(37)	(64)	250
Loss on sale/writedown of securities, net	25	—	24
Provision for loan losses	186	686	620
Accretion of deposit and borrowings, net	(35)	(307)	—
Amortization of mortgage servicing rights	241	282	450
Depreciation expense	1,019	983	679
Amortization of core deposit intangible	1,064	1,400	181
Stock-based compensation and ESOP	848	197	—
Deferred income tax benefit	(4,231)	(1,944)	(161)
Income from bank-owned life insurance	(347)	(269)	(198)
Gains on sales of loans, net	(331)	(116)	(123)
Loans originated for sale	(33,205)	(23,160)	(31,185)
Proceeds from sales of loans	33,536	23,276	31,308
Loss on loans transferred to held for sale	2,361	—	—
Increase in accrued interest receivable	(435)	(1,555)	(102)
Loss on sales of premises and equipment, net	499	1,020	—
Contribution of common stock to Charitable Foundation	—	4,000	—
Amortization of deferred gain on sale of premises	(4)	—	—
Other, net	1,640	3,360	(1,211)

Net cash provided by operating activities	6,774	8,229	3,076

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	10	—	5,591
Maturities, calls, and principal repayments	65,970	49,770	41,830
Purchases	(69,350)	(52,900)	(31,278)
Maturities of and principal repayments on held-to-maturity securities	78	108	169
Net change in restricted equity securities	(974)	(653)	247
Purchases of mortgage loans	(16,118)	—	(34,207)
Loan originations, net	(21,029)	(38,346)	(61,174)
Purchases of bank-owned life insurance	(2,500)	—	(1,400)
Proceeds from sales of premises and equipment	9,743	785	—
Additions to premises and equipment	(1,509)	(819)	(627)

Net cash used for investing activities	(35,679)	(42,055)	(80,849)

Cash flows from financing activities:
Net increase (decrease) in deposits	21,574	(1,858)	16,242
Net change in short-term borrowings	10,000	(4,250)	4,250
Net proceeds from long-term debt	8,597	33,903	36,000
Net proceeds from issuance of common stock	—	53,721	—
Common stock repurchased	(3,373)	—	—
Dividends paid on common stock	(1,048)	(486)	—
Acquisition of common stock by ESOP	—	(5,537)	—

Net cash provided by financing activities	35,750	75,493	56,492

Net change in cash and cash equivalents	6,845	41,667	(21,281)
Cash and cash equivalents acquired in the purchase of Chart Bank	—	9,879	—
Cash and cash equivalents at beginning of year	65,750	14,204	35,485

Cash and cash equivalents at end of year	$72,595	$65,750	$14,204

Supplemental cash flow information:
Interest paid on deposits	$14,450	$8,476	$4,367
Interest paid on borrowings	6,186	4,452	2,568
Income taxes paid	3,595	1,238	865
Loans reclassified as held for sale	66,091	—	—
Deferred gain recorded on sale of premises and equipment	3,787	—	—
Premises and equipment transferred to other assets	—	634	—

Assets acquired and liabilities assumed were as follows:
Fair value of noncash assets acquired	$—	$259,008	$—
Fair value of liabilities assumed	—	243,772	—
Fair value of common stock issued	—	25,115	—

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
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

The Company’s wholly-owned subsidiary, Benjamin Franklin Capital Trust, is recorded on the equity method (see Note 11- Subordinated Debt).

Business and operating segments

The Company provides a variety of financial services to individuals and small businesses through its offices in Norfolk, Middlesex and Worcester counties in Massachusetts. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential and commercial mortgage loans. The Bank also provides non-deposit investment products to customers.

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

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.

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

Restricted equity securities, which consist primarily of Federal Home Loan Bank stock and stock in a community investment fund, are carried at cost.

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Premises and equipment

Land is carried at cost. Buildings and improvements and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of the options is reasonably assured.

Bank-owned life insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in cash surrender value are reflected in non-interest income on the consolidated statement of income.

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

Goodwill and other intangible assets

The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired. Identifiable intangible assets are subsequently amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If carrying amount exceeds fair value an impairment charge is recorded to income. Goodwill is not amortized and is reviewed on an annual basis for impairment. In evaluating goodwill, management does not track the separate fair value of the acquired entities, but instead measures the fair value of the entire company. At December 31, 2006 and 2005, management concluded that no intangible assets were impaired.

Derivative financial instruments

The Company’s derivative financial instruments are commitments to potential borrowers for loans intended to be sold and related loan sale commitments to investors. All derivatives are recognized as assets or liabilities in the balance sheet and measured at fair value. Changes in fair value are recorded in results of operations for the period.

Retirement plan

The Company accounts for directors’ post-retirement pension plan benefits on the net periodic pension cost method for financial reporting purposes. This method recognizes the compensation cost of an employee’s pension benefit over the employee’s approximate service period.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan, (b) measure a plan’s assets and its obligations that determine its funded status as of the employer’s fiscal year, (c) recognize, through other comprehensive income, net of tax, changes in the funded status of the benefit plan that are not recognized as net periodic benefit cost, and (d) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year that relate to the delayed recognition of certain benefit cost elements. The requirement to recognize the funded status of a benefit plan and provide additional disclosures is effective as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for the year ending December 31, 2008.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

The following table illustrates the incremental effect of applying SFAS 158 on individual line items in the consolidated balance sheet as of December 31, 2006:

	Before		After
	Application of		Application of
	SFAS 158	Adjustments	SFAS 158

Accrued pension obligation	$(420)	$(298)	$(718)
Total liabilities	803,975	298	804,273
Accumulated other comprehensive loss	(1,902)	(298)	(2,200)
Total stockholders’ equity	109,703	(298)	109,405

Stock Compensation Plans

In 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)” or the “Statement”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R)covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Statement requires the Company to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award (see Note 17).

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

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheet, such items, along with net income, are

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

components of comprehensive income (loss). The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2006	2005	2004

Unrealized holding gains (losses) on securities available for sale	$438	$(750)	$266
Reclassification adjustment for (gains) losses realized in income	(10)	—	24
Reclassification adjustment for impairment losses recognized in income	35	—	—
Tax effect	(39)	93	48

Net of tax amount	424	(657)	338
Adjustment to initially apply SFAS No. 158	(298)	—	—

Total change	$126	$(657)	$338

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31,
	2006	2005

Net unrealized loss on securities available for sale	$(2,125)	$(2,588)
Tax effect	223	262

Net-of-tax amount	(1,902)	(2,326)

Unrecognized net actuarial gain pertaining to defined benefit plan	346	—
Unrecognized prior service cost pertaining to defined benefit plan	(644)	—

	(298)	—

	$(2,200)	$(2,326)

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

The Company converted to a stock company on April 4, 2005, resulting in shares outstanding for a period less than twelve months during the year ended December 31, 2005. Earnings per share for each of the three-month periods ended September 30 and December 31, 2005 and each of the quarters in 2006 can be found in Note 21 to the consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2006	2005	2004

Net income	$4,740	$431	$1,689

Average number of common shares outstanding	7,949,042	n/a	n/a
Effect of dilutive restricted stock	4,697	n/a	n/a

Average number of common shares outstanding used to calculate diluted earnings per common share	7,953,739	n/a	n/a

Recent accounting pronouncements

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets,” which amends FASB Statement No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (the “fair value method”). This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement at the beginning of the Company’s 2007 calendar year. As management does not plan to adopt the fair value method of accounting for its servicing rights, this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, to permit all entities to choose to elect to measure eligible financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings. Eligible items include any recognized financial assets and liabilities with certain exceptions including but not limited to, deposit liabilities, investments in subsidiaries, and certain deferred compensation arrangements. The decision about whether to elect the fair value option is generally applied on an instrument-by-instrument basis, is generally irrevocable, and is applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. This Statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Management is

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

currently analyzing the impact of making this election for any of the Company’s eligible financial assets or liabilities.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to which, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is applicable to all financial statements issued by the Company for the year ended December 31, 2006.

2.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain daily average balances on hand or with the Federal Reserve Bank. At both December 31, 2006 and 2005, these reserve balances amounted to $200.

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31,
	2006	2005

Federal funds sold	$12,438	$10,777
Money market accounts	4,310	1,274

	$16,748	$12,051

4.	SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2006:
Securities available for sale:
Government-sponsored enterprise obligations	$97,723	$70	$(291)	$97,502
Municipal obligations	1,707	—	(20)	1,687
Mortgage-backed securities	29,677	8	(1,892)	27,793

	$129,107	$78	$(2,203)	$126,982

Securities held to maturity:
Mortgage-backed securities	$31	$—	$—	$31

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2005:
Securities available for sale:
Government-sponsored enterprise obligations	$86,141	$1	$(648)	$85,494
Municipal obligations	4,719	—	(28)	4,691
Mortgage-backed securities	34,107	15	(1,928)	32,194

	$124,967	$16	$(2,604)	$122,379

Securities held to maturity:
Mortgage-backed securities	$109	$—	$—	$109

The amortized cost and estimated fair value of debt securities, excluding mortgage-backed securities, by contractual maturity at December 31, 2006 is as follows. Expected maturities will differ from contractual maturities on certain securities because of call or prepayment provisions.

	Amortized	Fair
	Cost	Value

Within 1 year	$53,995	$53,804
After 1 year through 5 years	45,435	45,385

	$99,430	$99,189

Proceeds from the sale of securities available for sale during the years ended December 31, 2006 and 2004 amounted to $10 and $5,591, respectively. Gross gains of $10 and $15, and gross losses of $0 and $39, were realized during the years ended December 31, 2006 and 2004, respectively. In addition, the Company recorded a $35 impairment loss during the year ended December 31, 2006. There was no sale of securities during the year ended December 31, 2005.

Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

December 31, 2006:
Government-sponsored enterprise obligations	$70	$29,972	$221	$41,865
Municipal obligations	—	—	20	1,687
Mortgage-backed securities	—	—	1,892	27,220

Total temporarily impaired securities	$70	$29,972	$2,133	$70,772

December 31, 2005:
Government-sponsored enterprise obligations	$235	$36,670	$413	$48,824
Municipal obligations	10	3,001	18	1,690
Mortgage-backed securities	—	—	1,928	32,303

Total temporarily impaired securities	$245	$39,671	$2,359	$82,817

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

The above unrealized losses on debt securities at December 31, 2006 represent 2.14% of the securities’ amortized cost and reflect temporary declines in fair value attributable to changes in market interest rates. As management has both the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

5.	LOANS

A summary of the balances of loans follows:

	December 31,
	2006	2005

Mortgage loans on real estate:
Residential	$212,131	$286,204
Commercial	231,372	209,009
Construction	68,877	60,399
Home equity	36,546	32,419

	548,926	588,031

Other loans:
Commercial	28,871	19,162
Consumer	3,110	2,395

	31,981	21,557

Total loans	580,907	609,588
Allowance for loan losses	(5,781)	(5,670)
Net deferred loan costs	913	1,214

Loans, net	$576,039	$605,132

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2006	2005	2004

Balance at beginning of year	$5,670	$3,172	$2,523
Allowance added from acquisition of Chart Bank	—	1,812	—
Provision for loan losses	186	686	620
Recoveries	77	79	46
Charge-offs	(152)	(79)	(17)

Balance at end of year	$5,781	$5,670	$3,172

The following is a summary of impaired and non-accrual loans:

	December 31,
	2006	2005

Total impaired loans	$1,256	$264

Valuation allowances related to impaired loans	$—	$140

Non-accrual loans	$1,548	$465

Loans greater than 90 days past due and still accruing	$—	$2

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

	Years Ended December 31,
	2006	2005	2004

Average recorded investment in impaired loans	$38	$266	$395

Interest income recognized on a cash basis on impaired loans	$—	$12	$—

No additional funds are committed to be advanced in connection with impaired loans.

At December 31, 2006 and 2005, loans with principal balances of $10,502 and $12,320, respectively, were pledged to the Federal Reserve Bank of Boston as part of the Borrower-in-Custody advance program for which there are no outstanding advances as of December 31, 2006 and 2005.

6.	SERVICING

Loans serviced by the Bank for others amounted to $114,195 and $122,447 at December 31, 2006 and 2005, respectively. All loans sold and serviced for others were sold without recourse provisions.

Mortgage servicing rights included in other assets at December 31, 2006 and 2005 were $335 and $503, respectively. The fair value of mortgage servicing rights was $1,446 and $943 at December 31, 2006 and 2005, respectively. Information applicable to mortgage servicing rights is as follows:

	Years Ended December 31,
	2006	2005	2004

Mortgage servicing rights capitalized	$73	$132	$241

Mortgage servicing rights amortized	$241	$282	$450

7.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,		Estimated
	2006	2005	Useful Lives

Premises:
Land	$1,415	$3,121	—
Buildings and improvements	4,339	11,264	5-39 years
Equipment	6,940	6,174	2-10 years

	12,694	20,559
Less accumulated depreciation	(7,492)	(9,392)

	$5,202	$11,167

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $1,019, $983 and $679, respectively.

The Company leases eight of its branch offices, including two offices leased from entities owned and managed by a Director of the Company. Pursuant to the terms of noncancelable lease agreements in effect at

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

December 31, 2006, pertaining to banking premises, future minimum rent commitments (excluding option periods) under the operating leases are as follows:

Year Ending December 31,	Amount

2007	$1,165
2008	1,062
2009	1,027
2010	1,027
2011	927
Thereafter	8,561

$13,769

On December 27, 2006, the Bank entered into an agreement to sell and simultaneously lease back six of its branch properties. The aggregate purchase price was $9,728 which resulted in a gain of $3,787 on five of the branch properties, and a loss of $503 on the remaining property. The gain of $3,787 was deferred and will be recognized in income ratably over the 15-year initial fixed term of the tease. The loss of $503 was recognized immediately in the 2006 operating results. The aggregate initial rent for the six properties is $800 per annum, which is subject to increase based on increases in CPI, capped at a maximum of 3% per annum. The Bank has three 5-year renewal options, at market, at the conclusion of the 15-year initial lease term.

Other leases contain options to extend for periods of five to ten years at then-market rents. Total rent expense for the years ended December 31, 2006 and 2005, respectively, amounted to $305 and $176, respectively. No rental expense was incurred during the year ended December 31, 2004.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill recognized in the 2005 acquisition of Chart Bank and the 1998 acquisition of Foxboro National Bank amounted to $29,515 and $4,248, respectively. Goodwill is not amortized, but is subject to periodic testing for impairment.

The Company recorded an identifiable intangible asset for core deposits in connection with its 1998 acquisition of Foxboro National Bank and its 2005 acquisition of Chart Bank. The resulting core deposit intangible assets are being amortized over periods of 7 years on the straight-line basis and 15 years on the double declining balance method, respectively. The net book value of this asset at December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005

Core deposit intangible	$6,756	$6,756
Accumulated amortization	(3,687)	(2,623)

	$3,069	$4,133

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

Amortization expense, relating solely to the core deposit intangible, was $1,064, $1,400 and $181 for each of the years ended December 31, 2006, 2005 and 2004, respectively. Expected future amortization expense as of December 31, 2006 is as follows:

Year Ending December 31,	Amount

2007	$779
2008	574
2009	424
2010	310
2011	230
Thereafter	752

$3,069

9.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2006	2005

Demand deposits	$120,966	$124,396
NOW	28,606	32,147
Regular and other savings	81,569	97,960
Money market deposits	93,988	94,347

Total non-certificate accounts	325,129	348,850

Term certificates less than $100,000	176,677	157,933
Term certificates of $100,000 or more	131,373	104,890

Total certificate accounts	308,050	262,823

Total deposits	$633,179	$611,673

A summary of term certificate accounts by maturity is as follows:

	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Within 1 year	$274,465	4.60%	$204,459	3.47%
Over 1 year to 3 years	27,690	4.25	51,066	3.71
Over 3 years to 5 years	5,895	4.61	7,298	4.17

	$308,050	4.57%	$262,823	3.53%

10.	SHORT-TERM BORROWINGS

At December 31, 2006, short-term borrowings consisted of Federal Home Loan Bank (“FHLB”) advances in the amount of $10,000, with a weighted average rate of 5.24%. There were no short-term borrowings outstanding at December 31, 2005. The advances are secured by a blanket lien on qualified collateral as described in Note 11.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

11.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2006	2005

FHLB fixed-rate advances	$139,969	$128,936
Subordinated debt issued to trust subsidiary	9,000	9,000
Secured borrowing	—	2,403

	$148,969	$140,339

FHLB Advances

Additional information pertaining to FHLB advances at December 31, 2006 and 2005 is as follows:

	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Maturity Date	Amount	Rate	Amount	Rate

2006	$—	—%	$8,936	3.00%
2007	22,969	3.25	23,000	3.25
2008	27,000	4.09	27,000	4.09
2009	27,000	5.38	6,000	4.91
2010*	40,000	4.29	34,000	4.19
2011	15,000	5.63	30,000	4.38
2027	8,000	5.31	—

	$139,969	4.49%	$128,936	4.00%

*	Includes a $10,000 advance that is callable in 2007.

The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. At December 31, 2006 and 2005, borrowings available under the line were limited to $500, none of which was outstanding.

FHLB borrowings are limited to 2% of the Bank’s total assets. All borrowings from the Federal Home Loan Bank are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property. At December 31, 2006 and 2005, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $249,509 and $268,249, respectively.

Subordinated Debt

During the fourth quarter of 2002, the Company raised net proceeds of $8.7 million in a sale of $9.0 million of subordinated debentures to Benjamin Franklin Capital Trust I (the “Trust”), a wholly-owned subsidiary of the Company. The Trust funded the purchase by participating in a pooled offering of 9,000 capital securities representing preferred ownership interests in the assets of the Trust with a liquidation value of $1,000 each. Using interest payments made by the Company on the debentures, the Trust pays quarterly dividends to preferred security holders. The percentage rate of interest payable on the subordinated debentures and the cumulative dividends payable quarterly on the preferred securities is 6.94% for the first five years and thereafter will be at a rate equal to the three-month Libor rate plus 3.45%. The Company has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the Trust may defer dividend distributions for up to five years. The debentures and the preferred securities mature in

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

November 2032 unless the Company elects and obtains regulatory approval to accelerate the maturity date to November 2007 or thereafter.

The outstanding preferred securities may be included in regulatory Tier 1 capital (See Note 14), subject to a limitation that such amounts not exceed 25% of Tier 1 capital. At December 31, 2006 and 2005, preferred securities aggregating $9,000 are included in Tier 1 capital. Deferred debt financing costs are included in other assets and are amortized over the life of the debentures.

Secured Borrowing

As of December 31, 2005, the Bank had a participating interest in a commercial loan which provided the Bank with the optional right to repurchase the participation at par. The Bank recorded the transfer as a secured borrowing and the outstanding par value of the participation amounted to $2,403 at December 31, 2005. This participation was repurchased by the Bank in 2006.

12.	INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2006	2005	2004

Current tax provision:
Federal	$2,711	$2,394	$809
State	1,162	662	244

	3,873	3,056	1,053

Deferred tax benefit:
Federal	(976)	(2,012)	(139)
State	(1,117)	(365)	(38)

	(2,093)	(2,377)	(177)
Change in valuation reserve	(2,138)	433	16

	(4,231)	(1,944)	(161)

Total tax provision (benefit)	$(358)	$1,112	$892

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2006	2005	2004

Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax	0.7	12.7	5.3
Change in valuation reserve	(40.2)	28.1	0.6
Officers’ life insurance	(2.6)	(5.4)	(2.4)
Other, net	(0.1)	2.7	(2.9)

Effective tax rates	(8.2)%	72.1%	34.6%

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

The components of the net deferred tax asset included in other assets are as follows:

	December 31,
	2006	2005

Deferred tax liabilities:
Federal	$(1,599)	$(2,371)
State	(525)	(787)

	(2,124)	(3,158)

Deferred tax assets:
Federal	6,048	5,873
State	1,736	891

	7,784	6,764
Valuation reserve	(584)	(2,722)

	7,200	4,042

Net deferred tax asset	$5,076	$884

The tax effect of each item that gives rise to deferred taxes are as follows:

	December 31,
	2006	2005

Allowance for loan losses	$2,192	$2,028
Employee benefit plans	900	465
Net unrealized loss on securities available for sale	223	262
Depreciation	(148)	(937)
Net deferred loan costs	(373)	(497)
Mortgage servicing rights	(136)	(205)
Capital loss carryforward	11	2,149
Writedown of land	573	573
Deferred gain on sale of premises	1,547	—
Writedown of loans	966	—
Charitable contribution carryover	977	1,113
Purchase accounting adjustments	(1,220)	(1,433)
Other, net	148	88

	5,660	3,606
Valuation reserve	(584)	(2,722)

Deferred tax asset	$5,076	$884

At December 31, 2006, the Company has a capital loss carryover of $32 available to offset future capital gains, which expires in 2009. At December 31, 2005, the capital loss carryover was $6,353. The change in the valuation reserve for the years ended December 31, 2006 and 2005 is due to the utilization of $5,182 of the capital loss carryover in 2006 and the expiration of $1,139 of the capital loss carryover.

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

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2006	2005

Commitments to grant loans	$15,657	$30,420
Unadvanced funds on construction loans	27,783	24,420
Unadvanced funds on home equity lines-of-credit	39,905	39,896
Unadvanced funds on commercial lines-of-credit	21,001	19,547
Unadvanced funds on personal lines-of-credit	2,432	2,457
Commercial letters of credit	1,355	1,412

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines-of-credit may expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. Funds disbursed under commitments to grant loans and extend advances for construction loans and home equity lines-of-credit are primarily secured by real estate, and commercial lines-of-credit are generally secured by business assets. Personal lines-of-credit are unsecured.

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

Loan commitments with individual borrowers require the Bank to originate a loan upon completion of various underwriting requirements, and may lock an interest rate at the time of commitment. In turn, the Bank

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

generally enters into investor loan sale commitments which represent agreements to sell these loans to investors at a predetermined price. If the individual loan is not available for sale (i.e. the loan does not close), the Bank may fill the commitment with a similar loan, or pay a fee to terminate the contract. At December 31, 2006 and 2005, the Bank had $3,685 and $648, respectively, in commitments to grant mortgage loans under rate lock agreements with borrowers. At December 31, 2006 and 2005, the Bank had $3,685 and $648, respectively, in outstanding investor loan sale commitments. The fair value of these derivative financial instruments is zero at the date of commitment and subsequent changes are not material.

Other contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

14.	STOCKHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table.

					Minimum to be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006:
Total capital to risk weighted assets:
Consolidated	$89,256	14.4%	$49,473	8.0%	N/A	N/A
Bank	66,632	10.8	49,408	8.0	$61,761	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	83,475	13.5	24,737	4.0	N/A	N/A
Bank	60,851	9.9	24,704	4.0	37,056	6.0
Tier 1 capital to average assets:
Consolidated	83,475	9.6	34,710	4.0	N/A	N/A
Bank	60,851	6.7	34,793	4.0	43,491	5.0
December 31, 2005:
Total capital to risk weighted assets:
Consolidated	$87,212	15.3%	$45,614	8.0%	N/A	N/A
Bank	61,393	10.8	45,528	8.0	$56,910	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	81,543	14.3	22,807	4.0	N/A	N/A
Bank	55,724	9.8	22,764	4.0	34,146	6.0
Tier 1 capital to average assets:
Consolidated	81,543	9.9	33,115	4.0	N/A	N/A
Bank	55,724	6.7	33,085	4.0	41,356	5.0

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	December 31, 2006		December 31, 2005
	Consolidated	Bank	Consolidated	Bank

Total stockholders’ equity per financial statements	$109,405	$95,781	$108,112	$91,293
Adjustments for Tier 1 capital:
Goodwill	(33,763)	(33,763)	(33,763)	(33,763)
Intangible assets	(3,069)	(3,069)	(4,133)	(4,133)
Trust preferred securities	9,000	—	9,000	—
Accumulated losses on securities available for sale, net of tax	1,902	1,902	2,326	2,326

Total Tier 1 capital	83,475	60,851	81,542	55,723

Adjustments for total capital:
Allowance for loan losses	5,781	5,781	5,670	5,670

Total capital per regulatory reporting	$89,256	$66,632	$87,212	$61,393

Share Repurchase Plan

On November 14, 2006, the Company’s Board of Directors authorized a plan to repurchase up to 412,490 shares (approximately 5%) of the Company’s outstanding common shares, at the discretion of management through open market transactions or negotiated block transactions. No shares have yet been repurchased under this plan, leaving 412,490 shares available for possible future repurchase. There is no set expiration date for this repurchase plan.

Liquidation account

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

15.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

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

At December 31, 2006, the Bank’s total retained earnings available for the payment of dividends was $39,138. Accordingly, $56,641 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2006. Funds available for loans or advances by the Bank to the Company amounted to $9,600.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

The Company may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements or impair the liquidation account established for the benefit of the Bank’s eligible account holders and supplemental account holders at the time of the Conversion.

16.	EMPLOYEE BENEFIT PLANS

401(k) plan

The Bank adopted a 401(k) savings plan, which provides for voluntary contributions by participating employees up to seventy-five percent of their compensation, subject to certain limitations. Under the terms of the plan, the Bank at its discretion will match two hundred percent of an employee’s contribution to the 401(k) plan subject to a maximum of 6% of the employee’s compensation. Total expense under the 401(k) plan for the years ended December 31, 2006, 2005 and 2004, amounted to $462, $398 and $334, respectively.

Supplemental retirement plans

The Bank has adopted a Supplemental Executive Retirement Plan, which provides for certain of the Bank’s executives to receive monthly benefits upon retirement, subject to certain limitations as set forth in the Plan and a Benefit Restoration Plan which provides for restorative payments equal to (1) the amount of additional benefits the participants would receive under the 401(k) plan if there were no income limitations imposed by the Internal Revenue Service and (2) projected allocation under the ESOP plan as if the participant had continued through the full vesting term of the plan upon retirement. The present value of these future benefits is accrued over the executives’ required service periods, and the expense for the years ended December 31, 2006, 2005 and 2004 amounted to $443, $247 and $197, respectively.

Director fee continuation plan

Effective April 4, 2005, the Company established an unfunded director fee continuation plan which provides certain benefits to all eligible non-employee members of the boards of directors of the Company and Bank upon retirement. Information pertaining to the activity in the plan follows:

	Year Ended December 31,
	2006	2005

Change in benefit obligation:
Benefit obligation at inception for prior service cost	$788	$824
Service cost	65	110
Interest cost	45	34
Change in discount rate	(9)	(10)
Actuarial gain	(88)	(170)

Benefit obligation at end of year	801	788

Fair value of plan assets at end of year	—	—

Funded status	(718)	(788)
Unrecognized net actuarial gain	—	(179)
Unrecognized prior service cost	—	746

Accrued pension cost	$(718)	$(221)

Accumulated benefit obligation at end of year	$(718)	$(599)

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2006	2005

Discount rate	6.00%	5.75%
Rate of fee increase	2.00	2.00

The components of net periodic pension cost are as follows:

	Year Ended December 31,
	2006	2005

Service cost	$65	$110
Interest cost	45	34
Amortization of prior service cost	103	77
Recognized net actuarial gain	(14)	—

	$199	$221

The following amounts, included in accumulated other comprehensive income at December 31, 2006, are expected to be recognized as components of net periodic pension cost for the year ending December 31, 2007:

Actuarial gain	$(26)
Prior service costs	$103

The assumptions used to determine net periodic pension cost are as follows:

	Year Ended December 31,
	2006	2005

Discount rate	5.75%	5.75%
Annual salary increase	2.00	2.00

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending December 31,	Amount

2007	$95
2008	149
2009	168
2010	168
2011	168
Years 2012-2016	171

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

The Company also entered into Change in Control Agreements with five of its senior officers on April 4, 2005. These agreements provide for a lump sum severance payment equal to either one or two times the officer’s annual compensation, as defined, and certain other benefits upon termination of the officer’s

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

employment under certain circumstances within two years after a change in control. Further, the Company established at the time of the Conversion an employee salary continuation plan that will provide eligible employees with certain severance benefits in the event their employment is terminated within one year following a change in control.

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

At December 31, 2006, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount

2007	$79
2008	83
2009	88
2010	94
2011	99
Thereafter	4,809

$5,252

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

Shares held by the ESOP include the following at December 31, 2006:

	December 31,
	2006	2005

Allocated	15,940	—
Committed to be allocated	15,940	15,940
Unallocated	446,314	462,254

	478,194	478,194

At December 31, 2006, the market value of unallocated shares was $7,275.

As ESOP shares are earned by participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense recognized in connection with the ESOP was $224 and $197 for the years ended December 31, 2006 and 2005, respectively.

17.	STOCK COMPENSATION PLANS

In accordance with the Company’s 2006 Stock Incentive Plan, approved by shareholders on May 11, 2006, the Company’s Compensation Committee awarded 448,750 stock options with an exercise price of $13.95 per share and 218,335 shares of restricted stock with a grant date fair value of $13.95 per share to directors and certain employees on July 28, 2006. The Stock Incentive Plan provides for total awards of 597,741 stock options and 239,096 shares of restricted stock, leaving 148,991 stock options and 20,761 shares of restricted stock available for future awards as of December 31, 2006. The shares of common stock

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

underlying any awards that are forfeited, cancelled, reacquired by Benjamin Franklin Bancorp or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered or withheld for tax withholding obligations will be added back to the shares of common stock with respect to which new awards may be granted under the plan.

Stock options awarded are for a term of seven years. Of the 448,750 stock options awarded in 2006, 393,750 will vest over five years and 55,000 will vest over a three-year period. Upon a change in control (as defined in the plan) or the death or disability of the individual to whom options or shares were awarded, all options and restricted shares awarded immediately vest. Of the options awarded, 100,250 were incentive stock options and 348,500 were non-statutory options. All 448,750 options granted in 2006 remain outstanding at December 31, 2006, and no options are yet exercisable. The exercise price of all options outstanding is $13.95 and the weighted average remaining contractual life as of December 31, 2006 is 6.58 years. The aggregate intrinsic value of outstanding options at December 31, 2006 is $1,055. The following table presents the fair value and related assumptions using the Black-Scholes Option Pricing Model for stock options granted in 2006:

Fair value	$3.86
Risk-free interest rate	4.49%
Expected dividend yield	0.85%
Expected volatility	14.66%
Expected term	7 years

The expected volatility is based on the Company’s historical volatility. The risk-free interest rate is the constant maturity yield on a U.S. Government obligation, with a term equal to the expected life of the option at the grant date. The expected term is equal to the stated term of the option awards. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Of the restricted stock awards made on July 28, 2006, l88,735 shares vest over five years and 29,600 shares vest over a three-year period. Of the 218,335 shares awarded during 2006, all remain unvested, and there have been no forfeitures through December 31, 2006. The grant date fair value of these shares was $13.95.

For the year ended December 31, 2006, the Company recognized compensation cost on stock options of $347. The tax benefit realized on this cost amounted to $112. The Company is employing an accelerated method of expense recognition for options with graded vesting, whereby compensation cost is measured on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. For restricted stock awards, the cost recognized during 2006 amounted to $277. The tax benefit realized on this cost amounted to $114. The estimated amount and timing of future compensation cost (pre-tax) to be recognized for awards to date under the plan is as follows:

	2007	2008	2009	2010	2011	Total

Stock options	$668	$371	$210	$105	$35	$1,389
Restricted stock	664	664	607	527	307	2,769

	$1,332	$1,035	$817	$632	$342	$4,158

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

18.	LOANS TO RELATED PARTIES

In the ordinary course of business, the Bank grants loans to its officers and directors and their affiliates as follows:

	Years Ended December 31,
	2006	2005

Beginning balance	$1,348	$2,082
Originations	1,875	455
Payments and change in status	(87)	(1,189)

Ending balance	$3,136	$1,348

The Company leases two of its branch offices under noncancelable operating lease agreements from entities owned and managed by a Director of the Company and rent expense for these two branches for the years ended December 31, 2006, 2005 and 2004 amounted to $236, $176 and $0, respectively. (see Note 7.)

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

Loans including loans held for sale:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for residential mortgage loans, commercial real estate and investment property mortgage loans, commercial and industrial loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using the lower of underlying collateral values or cost. Fair value for loans held for sale are based on commitments on hand from investors or prevailing market prices.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$72,595	$72,595	$65,750	$65,750
Securities available for sale	126,982	126,982	122,379	122,379
Securities held to maturity	31	31	109	109
Restricted equity securities	10,951	10,951	10,012	10,012
Loans and loans held for sale	639,769	629,054	605,132	591,577
Accrued interest receivable	3,480	3,480	3,045	3,045
Financial liabilities:
Deposits	633,179	633,056	611,673	610,456
Short-term borrowings	10,000	10,000	—	—
Long-term debt	148,969	151,160	140,339	136,715
Accrued interest payable	815	815	553	553

20.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Benjamin Franklin Bancorp, Inc. is as follows:

BALANCE SHEETS

	December 31,
	2006	2005

Assets
Cash due from Benjamin Franklin Bank	$16,567	$17,432
Investment in common stock of Benjamin Franklin Bank	95,779	91,245
Loan to Benjamin Franklin Bank ESOP	5,252	5,326
Other assets	909	3,142

Total assets	$118,507	$117,145

Liabilities and Stockholders’ Equity

Subordinated debt issued to trust subsidiary	$9,000	$9,000
Other liabilities	102	33

Total liabilities	9,102	9,033
Stockholders’ equity	109,405	108,112

Total liabilities and stockholders’ equity	$118,507	$117,145

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004

Income:
Dividends from Benjamin Franklin Bank	$633	$633	$635
Interest on investments	692	464	6

Total income	1,325	1,097	641
Contribution to Benjamin Franklin Bank Charitable Foundation	—	4,000	—
Other operating expenses	642	642	646

Income (loss) before income taxes and equity in undistributed net income of Benjamin Franklin Bank	683	(3,545)	(5)
Applicable income tax provision (benefit)	20	(1,420)	(218)

	663	(2,125)	213
Equity in undistributed net income of Benjamin Franklin Bank	4,077	2,556	1,476

Net income	$4,740	$431	$1,689

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$4,740	$431	$1,689
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed net income of Benjamin Franklin Bank	(4,077)	(2,556)	(1,476)
Contribution to Benjamin Franklin Bank Charitable Foundation	—	4,000	—
Decrease (increase) in other assets	2,233	(2,192)	157
Increase (decrease) in other liabilities	69	—	(2)
Other, net	517	—	(574)

Net cash provided (used) by operating activities	3,482	(317)	(206)

Cash flows from investing activities:
Investment in Benjamin Franklin Bank	—	(30,120)	—
Loan to ESOP	—	(5,537)	—
Repayment of ESOP loan	74	212	—
Other, net	—	(41)	—

Net cash provided (used) for investing activities	74	(35,486)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	53,721	—
Common stock repurchased	(3,373)	—	—
Dividends paid on common stock	(1,048)	(486)	—

Net cash provided (used) for financing activities	(4,421)	53,235	—

Net increase (decrease) in cash and cash equivalents	(865)	17,432	(206)
Cash and cash equivalents at beginning of year	17,432	—	206

Cash and cash equivalents at end of year	$16,567	$17,432	$—

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

21.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2006					2005
	Fourth		Third	Second	First	Fourth	Third	Second	First
	Quarter		Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest and dividend income	$11,602		$11,395	$10,822	$10,440	$10,207	$10,029	$9,186	$5,713
Interest expense	6,016		5,410	4,908	4,528	4,196	3,709	3,128	2,084

Net interest income	5,586		5,985	5,914	5,912	6,011	6,320	6,058	3,629
Provision for loan losses	(141)		200	122	6	38	152	328	168

Net interest income, after provision for loan losses	5,727		5,785	5,792	5,906	5,973	6,168	5,730	3,461
Non-interest income	(1,202	)(2)	1,719	1,547	1,397	1,436	1,314	245	492
Non-interest expenses	5,911		5,704	5,355	5,318	5,332	5,339	9,142 (1)	3,463

Income (loss) before income taxes	(1,386)		1,800	1,984	1,985	2,077	2,143	(3,167)	490
Provision (benefit) for income taxes	(2,430)		632	724	717	764	814	(625)	159

Net income (loss)	$1,044		$1,168	$1,260	$1,268	$1,313	$1,329	$(2,542)	$331

Earnings per common share:
Basic	$0.13		$0.15	$0.16	$0.16	$0.16	$0.16	n/a	n/a

Diluted	$0.13		$0.15	$0.16	$0.16	$0.16	$0.16	n/a	n/a

(1)	Includes $4.0 million Foundation contribution and $1.0 million net loss on sale/writedown of bank-owned land.

(2)	Includes $2,361 loss on loans held for sale.