Form 10-Q
period 2007-03-31
Benjamin Franklin Bancorp, Inc.
filed 2007-05-09
CIK 1302176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2007
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
Yes ☐      No ☑
     Shares outstanding of the registrant’s common stock (no par value) at May 9, 2007: 8,177,202

     PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$20,383	$16,115
Cash supplied by CSSI to ATM customers	33,783	39,732
Short-term investments	9,432	16,748

Total cash and cash equivalents	63,598	72,595

Securities available for sale, at fair value	159,880	126,982
Securities held to maturity, at amortized cost	29	31
Restricted equity securities, at cost	11,184	10,951

Total securities	171,093	137,964

Loans
Residential real estate	209,436	212,131
Commercial real estate	248,768	231,372
Construction	67,498	68,877
Commercial business	32,551	28,871
Consumer	38,909	39,656
Net deferred loan costs	905	913

Total loans, gross	598,067	581,820
Allowance for loan losses	(5,929)	(5,781)

Loans, net	592,138	576,039
Loans held for sale, net	—	63,730
Premises and equipment, net	5,115	5,202
Accrued interest receivable	3,768	3,480
Bank-owned life insurance	10,395	10,298
Goodwill	33,763	33,763
Other intangible assets	2,852	3,069
Other assets	8,442	7,538

	$891,164	$913,678

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Regular savings accounts	$83,816	$81,569
Money market accounts	103,369	93,988
NOW accounts	36,613	28,606
Demand deposit accounts	119,072	120,966
Time deposit accounts	288,777	308,050

Total deposits	631,647	633,179

Short-term borrowings	600	10,000
Long-term debt	138,934	148,969
Deferred gain on sale of premises	3,720	3,783
Other liabilities	7,282	8,342

Total liabilities	782,183	804,273

Common stock, no par value; 75,000,000 shares authorized; 8,418,137 shares issued and 8,199,802 shares outstanding at March 31, 2007; 8,468,137 shares issued and 8,249,802 shares outstanding at December 31, 2006	—	—
Additional paid-in capital	82,382	82,909
Retained earnings	36,889	36,634
Unearned compensation	(7,728)	(7,938)

Accumulated other comprehensive loss	(2,562)	(2,200)

Total stockholders’ equity	108,981	109,405

	$891,164	$913,678

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Interest and dividend income:
Loans, including fees	$9,706	$8,842
Debt securities	1,686	1,262
Dividends	166	120
Short-term investments	281	216

Total interest and dividend income	11,839	10,440

Interest expense:
Interest on deposits	4,156	3,102
Interest on borrowings	1,857	1,426

Total interest expense	6,013	4,528

Net interest income	5,826	5,912
Provision for loan losses	170	6

Net interest income, after provision for loan losses	5,656	5,906

Other income:
ATM servicing fees	697	625
Deposit service fees	340	329
Loan servicing fees	331	122
Gain on sale of loans, net	103	65
Gain on sale of bank-owned premises, net	250	—
Income from bank-owned life insurance	97	65
Miscellaneous	154	204

Total other income	1,972	1,410

Operating expenses:
Salaries and employee benefits	3,613	2,721
Occupancy and equipment	908	666
Data processing	604	448
Professional fees	237	378
Marketing and advertising	128	162
Amortization of core deposit intangible	217	301
Other general and administrative	1,092	655

Total operating expenses	6,799	5,331

Income before income taxes	829	1,985
Provision for income taxes	238	717

Net income	$591	$1,268

Weighted-average shares outstanding:
Basic	7,814,438	8,026,644
Diluted	7,837,969	8,026,644

Earnings per share:
Basic	$0.08	$0.16
Diluted	$0.08	$0.16
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity
Balance at December 31, 2005	8,488,898	$—	$82,849	$32,942	$(5,353)	$(2,326)	$108,112

Comprehensive income:
Net income	—	—	—	1,268	—	—	1,268
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(421)	(421)

Total comprehensive income							847

Release of ESOP stock	—	—	8	—	46	—	54
Dividends declared ($.03 per share)	—	—	—	(254)	—	—	(254)

Balance at March 31, 2006	8,488,898	$—	$82,857	$33,956	$(5,307)	$(2,747)	$108,759

Balance at December 31, 2006	8,249,802	$—	$82,909	$36,634	$(7,938)	$(2,200)	$109,405

Comprehensive income:
Net income	—	—	—	591	—	—	591
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(362)	(362)

Total comprehensive income							229

Common stock repurchased	(50,000)	—	(747)	—	—	—	(747)
Restricted stock expense	—	—	—	—	164	—	164
Stock option expense	—	—	205	—	—	—	205
Release of ESOP stock	—	—	15	—	46	—	61
Dividends declared ($.04 per share)	—	—	—	(336)	—	—	(336)

Balance at March 31, 2007	8,199,802	$—	$82,382	$36,889	$(7,728)	$(2,562)	$108,981

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$591	$1,268
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Accretion of securities, net	(181)	(177)
Amortization (accretion) of loans, net	19	(46)
Gain on sale of bank-owned premises, net	(250)	—
Provision for loan losses	170	6
Accretion of deposit and borrowings, net	(3)	(17)
Amortization of mortgage servicing rights	62	64
Depreciation and amortization	237	250
Amortization of core deposit intangible	217	301
Stock-based compensation and ESOP expense	430	54
Income from bank-owned life insurance	(97)	(65)
Gain on sales of loans, net	(103)	(65)
Loans originated for sale	(9,886)	(5,879)
Proceeds from sales of loans	9,989	5,944
Increase in accrued interest receivable	(288)	(190)
Other, net	(2,113)	433

Net cash provided by (used for) operating activities	(1,206)	1,881

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, calls, and principal repayments	15,206	12,577
Purchases	(48,287)	(19,843)
Principal repayments on held-to-maturity securities	2	29
Net change in restricted equity securities	(233)	—
Purchases of mortgage loans	—	(16,118)
Loan repayments (originations), net	(15,225)	5,199
Proceeds from sales of loans held for sale	62,122	—
Proceeds from sales of bank-owned premises	821	—
Additions to premises and equipment	(150)	(220)

Net cash provided by (used for) investing activities	14,256	(18,376)

(Continued)
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP,INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from financing activities:
Net increase (decrease) in deposits	(1,523)	40,506
Net repayments of short-term borrowings	(9,400)	—
Net repayments of long-term debt	(10,041)	(12,403)
Common stock repurchased	(747)	—
Dividends paid on common stock	(336)	(254)

Net cash provided by (used for) financing activities	(22,047)	27,849

Net change in cash and cash equivalents	(8,997)	11,354
Cash and cash equivalents at beginning of period	72,595	65,750

Cash and cash equivalents at end of period	$63,598	$77,104

Supplemental cash flow information:
Interest paid on deposits	$4,260	$3,655
Interest paid on short-term borrowings	129	—
Interest paid on long-term debt	1,750	1,382
Income taxes paid	965	132
Loans held for sale transferred to loans, net	1,063	—
Loans held for sale transferred to other assets	545	—
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
These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2006.
Recent Accounting Pronouncements

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
In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”, which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (the “fair value method”). This Statement also requires additional disclosures for all separately recognized servicing rights. The Company adopted SFAS No. 156 effective January 1, 2007. Adoption had no effect on the Company’s financial statements.
In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 did not have a material effect on the financial statements.
2. Commitments
Outstanding loan commitments totaled $109.3 million at March 31, 2007, compared to $108.1 million as of December 31, 2006. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit.
The Bank has received approval from the Massachusetts Commissioner of Banks and the FDIC to open a new branch in Watertown, Massachusetts. It is anticipated that this branch will become operational in the third quarter of 2007. The annual direct costs of operating this branch are estimated at $700,000, including annual lease payments for the new branch facility of approximately $127,000 per annum for the initial ten-year term of the lease.
3. Earnings per share
Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period. For the quarter ended March 31, 2007, potentially dilutive common stock equivalents totaled 23,531 shares, representing the effect of dilutive restricted stock. There were no potentially dilutive common stock equivalents outstanding during the quarter ended March 31, 2006. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.
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

Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2006 Annual Report on Form 10-K, the Company considers its critical accounting policies to be those associated with income taxes, intangible assets and the determination of the allowance for loan losses. The Company’s critical accounting policies have not changed since December 31, 2006.
Comparison of Financial Condition at March 31, 2007 and December 31, 2006
Overview
Total assets decreased by $22.5 million, or 2.5%, to $891.2 million at March 31, 2007 from $913.7 million at December 31, 2006. The reduction in assets was primarily attributable to a decrease in loans, including loans held for sale, of $47.6 million or 7.4% and a decrease in cash and cash equivalents of $9.0 million or 12.4%. Offsetting these decreases, in part, was an increase in securities totaling $33.1 million or 24.0% during the first quarter of 2007. Sales of loans held for sale during the quarter allowed the Bank to pay down borrowings, which decreased in total by $19.4 million or 12.2%.
On May 1, 2007, the Bank and its subsidiary, Creative Strategic Solutions, Inc. (“CSSI”), entered into an agreement to sell certain of CSSI’s assets (principally its customer list and rights and obligations under its customer contracts) to another bank with an ATM servicing division. Although most rights and obligations of CSSI and the Bank under its various customer contracts were assigned to the buyer as part of this transaction, the Bank has retained the right to continue to supply ATM cash in accordance with the needs of its former customers, for a minimum of 30 months. At May 1, 2007, the cash needs of CSSI customers approximated $33  million. The Bank will earn fees for supplying this cash at a rate that is tied to the prime rate of interest. This rate will vary over time with changes in prime and with changes in the blended rate paid by former CSSI customers to the buyer. The purchase price for this sale is structured as a series of payments over 24 months, subject to adjustment up or down based on a) former CSSI customer cash balances outstanding, and b) rates paid by former CSSI customers for the use of that cash. If former CSSI customer balances and rates remain at levels outstanding at closing, payments to the Bank over the 24-month period will aggregate approximately $400,000.
Investment Activities
Cash and cash equivalent balances decreased by $9.0 million to $63.6 million at March 31, 2007, compared to $72.6 million at December 31, 2006. Of that decrease, $7.3 million was due to a decrease in short-term investments, offset by a $4.3 million increase in cash balances on hand, both changes the result of normal fluctuations. Cash supplied to CSSI’s ATM customers declined by $5.9 million or 15.0% during the first quarter, due to seasonal fluctuations and to a contraction in the business of one CSSI customer.
At March 31, 2007, the Company’s investment portfolio amounted to $171.1 million, or 19.2% of total assets. When compared to year end 2006, securities increased by $33.1 million, or 24.0%, by March 31, 2007. The increase, almost entirely made up of increases in mortgage-backed securities, was the result of the re-deployment of part of the proceeds realized upon the sale of $62.7 million of loans held for sale during the quarter. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities at the dates indicated:

	March 31, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
Government-sponsored enterprise obligations	$97,121	$97,061	$97,723	$97,502
Municipal obligations	1,707	1,691	1,707	1,687
Mortgage-backed securities	63,540	61,128	29,677	27,793

Total securities available for sale	$162,368	$159,880	$129,107	$126,982

Securities held to maturity:
Mortgage-backed securities	$29	$29	$31	$31

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$8,703	$8,703	$8,470	$8,470
Access Capital Strategies Community Investment Fund	1,965	1,965	1,965	1,965
SBLI & DIF stock	516	516	516	516

Total restricted equity securities	$11,184	$11,184	$10,951	$10,951

Lending Activities
The Company’s net loan portfolio aggregated $592.1 million on March 31, 2007, or 66.4% of total assets on that date. As of December 31, 2006, the net loan portfolio, including loans held for sale, totaled $639.8 million, or 70.0% of total assets. In February of 2007, the Company sold $62.7 million of below-market-rate adjustable rate residential mortgage loans that had previously been designated as held for sale in the fourth quarter of 2006. Much of the proceeds realized was reinvested in securities (net growth of $33.1 million) and in commercial real estate and commercial business loans, which increased (net) by $17.4 million and $3.7 million, respectively, during the quarter. Proceeds were also used to pay down borrowed funds, which decreased by $19.4 million during the three months ended March 31, 2007. The following table sets forth the composition of the loan portfolio at the dates indicated:

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$209,436	35.1%	$212,131	36.5%
Commercial	248,768	41.7%	231,372	39.8%
Construction	67,498	11.3%	68,877	11.9%
Home equity	36,116	6.0%	36,546	6.3%

	561,818	94.1%	548,926	94.5%

Other loans:
Commercial business	32,551	5.4%	28,871	5.0%
Consumer	2,793	0.5%	3,110	0.5%

	35,344	5.9%	31,981	5.5%

Total loans, gross	597,162	100.0%	580,907	100.0%

Other items:
Net deferred loan costs	905		913
Allowance for loan losses	(5,929)		(5,781)

Total loans, net	$592,138		$576,039

Non-performing Assets
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates):

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$808	$230
Commercial mortgage	1,685	1,257
Construction	—	—
Commercial business	—	—
Consumer	164	61

Total non-accrual loans (2)	$2,657	$1,548

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	$260	$—
Commercial mortgage	—	—
Construction	—	—
Commercial business	—	—
Consumer	—	—

Total loans 90 days and still accruing	$260	$—

Total non-performing assets	$2,917	$1,548

Ratios:
Non-performing loans to total loans (1)	0.49%	0.24%
Non-performing assets to total assets	0.33%	0.17%

(1)	Total loans include loans held for sale.

(2)	The increase in non-accrual loans at March 31, 2007 from year end 2006 is due primarily to the addition of one commercial relationship, consisting of three loans totaling $1.7 million.
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
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors considered include general business and economic conditions, the level of real estate values in Massachusetts, the tenure and experience of the Company’s lending staff, the seasoning of the loan portfolio, and delinquency trends in the loan portfolio. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures. At March 31, 2007 and December 31, 2006, the Company’s impaired loans totaled $1.7 million and $1.3 million, respectively. No specific valuation allowance was carried within the allowance for loan losses for impaired loans at March 31, 2007 or December 31, 2006.
While the Company believes that it has established adequate specific and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Company’s regulators periodically review the allowance for loan losses.
The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$5,781	$5,670

Charge-offs:
Mortgage loans on real estate	—	—

Other loans:
Commercial business	(5)	—
Consumer	(32)	(29)

Total other loans	(37)	(29)

Total charge-offs	(37)	(29)

Recoveries:
Mortgage loans on real estate	—	—

Other loans:
Commercial business	2	8
Consumer	13	11

Total other loans	15	19

Total recoveries	15	19

Net charge-offs	(22)	(10)
Provision for loan losses	170	6

Balance at end of period	$5,929	$5,666

Ratios:
Net (charge-offs) to average loans outstanding (annualized)	-0.01%	-0.01%
Allowance for loan losses to non-performing loans at end of period	203.24%	1671.29%
Allowance for loan losses to total loans at end of period	0.99%	0.91%
Deposits
The following table sets forth the Company’s deposit accounts for the periods indicated:

	March 31,	% of	December 31,	% of
	2007	Total	2006	Total
	(Dollars in thousands)
Deposit type:
Demand deposit accounts	$119,072	18.8%	$120,966	19.1%
NOW accounts	36,613	5.8%	28,606	4.5%
Regular savings accounts	83,816	13.3%	81,569	12.9%
Money market accounts	103,369	16.4%	93,988	14.8%

Total non-certificate accounts	342,870	54.3%	325,129	51.3%

Term certificates less than $100,000	170,088	26.9%	176,677	27.9%
Term certificates of $100,000 or more	118,689	18.8%	131,373	20.8%

Total certificate accounts	288,777	45.7%	308,050	48.7%

Total deposits	$631,647	100.0%	$633,179	100.0%

Total deposits decreased by $1.5 million, or 0.2%, when compared to December 31, 2006. Despite the small decrease, the mix of deposits improved, as core deposit accounts increased in the aggregate by $17.7 million or 5.5% during the quarter. This growth was primarily the result of increased commercial cash management offerings and associated sales efforts, as well as to the introduction of new retail deposit product offerings. A $19.3 million decrease in time deposits during the quarter occurred as the Bank cut back its premium-rate promotional certificate offerings.
Borrowed Funds
Borrowed funds decreased by $19.4 million, or 12.2%, during the first quarter of 2007. The reduction was the result of the repayment of $9.4 million in short-term borrowings with the Federal Home Loan Bank of Boston (“FHLBB”) and the repayment of $10.0 million of long-term FHLBB advances. These repayments were made with the liquidity provided by loan sales during the quarter.
Stockholder’s Equity
Total stockholders’ equity was $109.0 million as of March 31, 2007, a decrease of $424,000 when compared to the balance at December 31, 2006. The decrease was primarily attributable to the repurchase of 50,000 shares ($747,000), dividends paid ($336,000), stock-based compensation and ESOP expense ($430,000), and a decrease in the fair value of securities available for sale ($362,000), offset in part by earnings of $591,000.
Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006
The Company earned net income of $591,000 for the quarter ended March 31, 2007, a decrease of $677,000 as compared to net income of $1.3 million earned in the first quarter of 2006. The earnings decline largely reflected significantly higher operating expenses, partially offset by growth in non-interest income. Results were also adversely impacted by a decline in net interest income and an increase in the loan loss provision.
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

	Three Months Ended March 31,
	2007			2006
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
			(Dollars in thousands)
Interest-earning assets:
Loans	$625,857	$9,706	6.21%	$606,510	$8,842	5.91%
Securities	150,793	1,852	4.92%	136,805	1,382	4.10%
Short-term investments	22,361	281	5.03%	19,697	216	4.45%

Total interest-earning assets	799,011	11,839	5.93%	763,012	10,440	5.55%
Non-interest-earning assets	108,532			115,936

Total assets	$907,543			$878,948

Interest-bearing liabilities:
Savings deposits	$83,546	102	0.50%	$96,624	118	0.50%
Money market accounts	98,504	620	2.55%	98,587	510	2.10%
NOW accounts	28,458	90	1.28%	27,155	10	0.15%
Certificates of deposit	297,288	3,344	4.56%	275,787	2,464	3.62%

Total deposits	507,796	4,156	3.32%	498,153	3,102	2.53%
Borrowings	158,145	1,857	4.70%	141,797	1,426	4.08%

Total interest-bearing liabilities	665,941	6,013	3.65%	639,950	4,528	2.87%
Non-interest bearing liabilities	131,766			130,530

Total liabilities	797,707			770,480
Equity	109,836			108,468

Total liabilities and equity	$907,543			$878,948

Net interest income		$5,826			$5,912

Net interest rate spread (2)			2.28%			2.68%
Net interest-earning assets (3)	$133,070			$123,062

Net interest margin (4)			2.96%			3.14%
Average interest-earning assets to interest-bearing liabilities			119.98%			119.23%

(1)	Yields and rates for the three months ended March 31, 2007 and 2006 are annualized.

(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended March 31,
	2007 vs. 2006
	Increase (Decrease)
	Due to		Total
			Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans	$288	$576	$864
Securities	151	319	470
Short-term investments	31	34	65

Total interest-earning assets	470	929	1,399

Interest-bearing liabilities:
Savings accounts	(16)	—	(16)
Money market accounts	—	110	110
NOW accounts	1	79	80
Certificates of deposit	204	676	880

Total deposits	189	865	1,054
Borrowings	176	255	431

Total interest-bearing liabilities	365	1,120	1,485

Change in net interest income	$105	$(191)	$(86)

Net interest income for the quarter ended March 31, 2007 was $5.8 million, a decrease of $86,000 or 1.5% when compared to net interest income of $5.9 million for the three months ended March 31, 2006. The $86,000 decrease was primarily the result of an 18 basis point decline in the net interest margin, which exceeded the positive benefit of overall balance sheet growth. Average interest-earning assets increased by $36.0 million, or 4.7%, comparing the two quarters year-over-year.
The Company’s net interest margin was 2.96% for the three months ended March 31, 2007. While the 2.96% margin was 18 basis points less than the year-earlier period, it was 16 basis points better than its recent low of 2.80% in the fourth quarter of 2006. Throughout much of a nearly two-year period, increased price competition for time deposits and money market accounts, as well as a flattening, flat or inverted yield curve, has contributed to a decrease in the net interest margin. Management actions taken in the past two quarters to interrupt the downward trend in margin included the sale of $62.7 million of low-rate residential mortgages and a six-branch sale/leaseback transaction. The sale/leaseback transaction converted non-earning real estate to earning assets, but also increased the Company’s operating expenses.
Interest income for the quarter ended March 31, 2007 was $11.8 million, an increase of $1.4 million or 13.4% compared to $10.4 million earned in the quarter ended March 31, 2006. The $1.4 million increase stems both from a 38 basis point increase in the yield earned on average interest-earning assets and $36.0 million of growth in the average balance of those assets. The largest increase in average interest-earning assets between the two periods was in loans, at $19.3 million. An increase in the loan yield of 30 basis points, comparing the year-over-year quarterly periods, was caused largely by a shift in loan mix toward higher-yielding assets. The commercial loan portfolio, on average, grew by $55.0 million, or 19.2%, while the residential mortgage portfolio, on average, decreased by $41.8 million, or 14.6%. The average balances of securities and short-term investments increased by $13.9 and $2.7 million, respectively, when comparing the quarter ended March 31, 2007 to the same period in 2006. Increases in yields earned on securities and short-term investments of 82 and 58 basis points, respectively, were due largely to the increase in market interest rates year-over-year. In addition, the Company increased its mortgage-backed securities portfolio in the first quarter of 2007 by $33.3 million. These new holdings helped to diversify the mix of the securities portfolio while increasing its overall yield.
Interest expense for the quarter ended March 31, 2007 was $6.0 million, an increase of $1.5 million or 32.8% over the comparable quarter of the prior year. The $1.5 million addition to interest expense arose primarily from a 78 basis point increase in the cost of average interest-bearing liabilities, supplemented by $26.0 million of growth in the average balance of those liabilities. Growth in average interest-bearing liabilities between the comparable 2007 and 2006 quarters consisted of borrowed funds ($16.3 million) and deposits ($9.6 million). Within the deposit portfolio, on average, time accounts increased by $21.5 million, while other interest-bearing deposits dropped by $11.9 million. The 78 basis point increase in the cost of interest-bearing liabilities was due largely to the increase in short-term market interest rates year-over-year, and depositor preference for short-term accounts. Customer demand for time accounts as an alternative to savings products, the Company’s desire to use deposits to fund asset growth, the short duration of the Company’s time deposit portfolio, and intense pricing competition all fueled a 94 basis point climb in the cost of time accounts, year-over-year. The cost of borrowed funds also increased between periods, by 62 basis points, as new borrowings and rollovers of existing borrowings bore higher prices than in the comparable 2006 period.
Provision for Loan Losses
The loan loss provision for the first quarter of 2007 was $170,000, compared to $6,000 provided in the comparable quarter in 2006. The small size of the 2006 provision was due primarily to a reduction in construction loans and impaired loans during the quarter. The higher provision in the first quarter of 2007 largely reflects year-to-date growth of $19.7 million in the commercial loan portfolio.
At March 31, 2007, the allowance for loan losses totaled $5.9 million, or .99% of the loan portfolio, as compared to $5.7 million, or .91% of total loans, at March 31, 2006. The increase in the allowance for loan losses as a percentage of the loan portfolio as of March 31, 2007 compared to a year earlier was primarily due to an increase in the proportion of commercial loans in the portfolio.
Non-interest Income
Non-interest income of $2.0 million for the three-month period ended March 31, 2007 represented an increase of $562,000, or 39.9%, over the $1.4 million earned during the same quarter in 2006. The primary reasons for the increase were higher ATM and loan servicing fees and an $187,000 net gain on the sale of bank-owned land.
Loan servicing fees were $209,000 higher in 2007 in comparison to the year-earlier period. During the first quarter of 2007, the Company collected $235,000 in prepayment penalties for the early payoff of two large commercial loans. ATM servicing fees increased $72,000, or 11.5%, comparing the first three months of 2007 to 2006. Servicing fees are collected from independent sales organizations nationwide for managing the ATMs and for the use of the cash in the machines. The Company recorded $250,000 in gains on the sale of bank-owned premises in the first quarter of 2007, including $187,000 on land for which there were no plans for future use. The remaining $63,000 in income for the category represented accretion of the deferred gain on a six branch sale / leaseback transaction completed in the fourth quarter of 2006. The remaining deferred gain of $3.7 million will be accreted into income over the duration of a 15-year lease term.
Quarter-over-quarter, the Company also benefited from increases of $38,000 in gains on loan sales and $32,000 in income from bank-owned life insurance. Miscellaneous income declined by $50,000 quarter-over-quarter, predominantly from a $54,000 drop in investment sales commissions (non-deposit investment products). The Company is currently considering options to revitalize its investment sales program.

The sale of certain CSSI assets in May of 2007 will negatively affect ATM servicing fee revenue in the future. The Company will continue to earn fees for providing cash to former CSSI customers, but those fees will be lower, since the Company will no longer be providing full administrative and operational service for these customers. In the future, cash provided to independent ATM owners will earn a rate that is tied to the prime rate of interest (currently set at prime minus 1.48%, or 6.77%). In contrast, for the past six months, CSSI has earned fees based on blended adjustable rates that have approximated the prime rate plus 5 basis points (8.30%). Operating expenses associated with providing cash to ATM owners will also decline in the future (see below).
Non-interest Expense
Non-interest expenses of $6.8 million for the three-month period ended March 31, 2007 represent an increase of $1.5 million, or 27.5%, over the $5.3 million incurred during the same period of 2006. The primary factors for this increase include investments in human resources, new customer product offerings, and expansion of the geographic footprint of the Company. The Company has been aggressive in making resource commitments in order to improve business opportunities long-term.
Comparing the first quarter of 2007 to 2006, the largest increase in non-interest expense ($892,000, or 32.8%) was in salaries and employee benefits. The Company has added staff for one new branch location, business development (such as commercial and residential loan origination, loan support, marketing, and product sales and development) and for the audit function, needed to satisfy growing regulatory compliance requirements. In addition, the Company began to accrue stock compensation expense, in conformity with FAS 123R accounting guidelines, in August 2006. The stock compensation expense recorded in the first quarter of 2007 was $369,000. The Company is using an accelerated method of expense recognition for stock compensation, resulting in higher expenses in the earlier portion of the multi-year vesting periods.
Excluding salaries and benefits, all other non-interest expenses combined increased by $576,000 in the first three months of 2007, compared to 2006. Occupancy and equipment expenses increased by $242,000 or 36.3%, mainly due to the inception of rental expense at six branch locations in December 2006. The rental expense at these locations (which were involved in a sale / leaseback transaction) exceeds the depreciation expense incurred when the buildings were Bank-owned. A $156,000, or 34.8% increase in data processing costs between the two quarters was largely attributable to higher product development, software licensing and support, and service bureau costs. A $437,000 increase in other general and administrative expense was largely attributable to two causes. The Company accelerated its amortization of capitalized debt issuance costs in connection with its assessment that it intends to prepay $9.0 million of subordinated debt in November 2007, resulting in a charge of $176,000. In addition, the Company reserved $125,000 for estimated costs ($68,000 of which are included in other general and administrative expense) that it expected to realize upon the sale of CSSI’s ATM cash management business. In addition to these atypical events, the cost of loan underwriting and servicing expenses increased by $66,000 year-over-year. Offsetting these increases, amortization of the core deposit intangible asset created in the Chart Bank acquisition decreased $84,000 from the comparable period in 2006; the accelerated amortization schedule used for this asset will cause this expense to continue to decline in future periods. In addition, professional fees decreased by $141,000 from the comparable year-earlier period, due primarily to the expiration of consulting contracts entered into in connection with the 2005 Chart Bank merger.
The Company opened a new branch in Wellesley, Massachusetts in September 2006. The Company also has regulatory approval to open a new branch in Watertown, Massachusetts, and it is anticipated that this branch will open in the third quarter of 2007. The direct costs of operating this branch are estimated at $700,000 annually.
The sale of certain CSSI assets in May of 2007 will have the effect of reducing the Company’s operating expenses in the future. The total direct operating expenses of CSSI were $947,000 and $363,000 in the year ended December 31, 2006 and the quarter ended March 31, 2007, respectively. Measured against operating expenses incurred in the first quarter of 2007, CSSI-related operating expenses are expected to decline by approximately 90%, beginning in the third quarter of 2007.

Income Taxes
The income tax provision of $238,000 recorded for the three months ended March 31, 2007 resulted in an effective tax rate of 28.7%. In the first quarter of 2006, income tax expense of $717,000 equated to an effective tax rate of 36.1%. The lower effective tax rate in the 2007 period partially reflects favorable income tax treatment on the gain on sale of bank-owned land, as well as a higher relative proportion of taxable income being earned at the Benjamin Franklin Securities Corporation, whose earnings are taxed at lower state rates.
Liquidity and Capital Resources
The Company’s primary sources of funds are from deposits, borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At March 31, 2007, cash and due from banks, short-term investments and debt securities maturing within one year totaled $87.1 million (excluding cash supplied to CSSI’s ATM customers) or 9.8% of total assets.
The Company borrows from the Federal Home Loan Bank of Boston as an additional funding source. As of March 31, 2007, the Company had the ability to borrow an additional $48.4 million from the Federal Home Loan Bank of Boston.
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
The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:
Contractual Obligations:

	March 31, 2007
			More than	More than
			One Year	Three Years
		One Year	through Three	through five	Over Five
	Total	or Less	Years	Years	Years
			(In thousands)
Federal Home Loan Bank advances(1)	$130,534	$13,600	$53,975	$55,000	$7,959
Subordinated debt	9,000	—	—	—	9,000
Operating leases (2)	13,512	1,197	2,056	1,930	8,329
Other contractual obligations(3)	7,392	3,439	3,953	—	—

Total contractual obligations	$160,438	$18,236	$59,984	$56,930	$25,288

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 Family Residential mortgage loans. An advance in the amount of $10.0 million maturing in June, 2010, will become immediately payable if 3-month LIBOR rises above 6.0% (measured on a quarterly basis, beginning in June 2006).

(2)	Represents non-cancelable operating leases for branch offices.

(3)	Represents contracts for technology services and employment agreements.

Loan Commitments

	March 31, 2007
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
			(In thousands)
Commitments to grant loans (1)	$19,863	$19,863	$—	$—	$—
Unused portion of commercial loan lines of credit	24,220	21,490	2,730	—	—
Unused portion of home equity lines of credit (2)	40,781	—	—	—	40,781
Unused portion of construction lines of credit (3)	20,550	16,810	3,562	—	178
Unused portion of personal lines of credit (4)	2,459	—	—	—	2,459
Commercial letter of credit	1,460	1,460	—	—	—

Total loan commitments	$109,333	$59,623	$6,292	$—	$43,418

General: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, and generally have fixed expiration dates or other termination clauses.

(1)	Commitments to grant loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.

(3)	Unused portions of construction lines of credit are available to the borrower for up to 2 years for development loans and up to 1 year for other construction loans.

(4)	Unused portions of personal lines of credit are available to customers in “good standing” indefinitely.
Minimum Regulatory Capital Requirements:
As of March 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2007 and December 31, 2006 are also presented in this table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
March 31, 2007:

Total capital to risk weighted assets:
Consolidated	$89,560	14.7%	$48,682	8.0%	N/A	N/A
Bank	67,603	11.1	48,685	8.0	$60,857	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	83,631	13.7	24,341	4.0	N/A	N/A
Bank	61,674	10.1	24,343	4.0	36,514	6.0

Tier 1 capital to average assets:
Consolidated	83,631	9.6	36,302	4.0	N/A	N/A
Bank	61,674	7.1	36,273	4.0	45,341	5.0

December 31, 2006:

Total capital to risk weighted assets:
Consolidated	$89,256	14.4%	$49,473	8.0%	N/A	N/A
Bank	66,632	10.8	49,408	8.0	$61,761	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	83,475	13.5	24,737	4.0	N/A	N/A
Bank	60,851	9.9	24,704	4.0	37,056	6.0

Tier 1 capital to average assets:
Consolidated	83,475	9.6	34,710	4.0	N/A	N/A
Bank	60,851	7.0	34,793	4.0	43,491	5.0
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
The table below sets forth, as of March 31, 2007 the estimated changes in the Company’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated
Net Interest Income over 12
months
200 basis point increase in rates	(5.03)%
100 basis point increase in rates	(2.41)%
Flat interest rates	—
100 basis point decrease in rates	2.46%
200 basis point decrease in rates	1.84%
As indicated in the table above, the result of an immediate 100 basis point increase in interest rates is estimated to decrease net interest income by 2.41% over a 12-month horizon, when compared to the flat rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to decline by 5.03% over a 12-month horizon, when compared against the flat rate scenario. The estimated change in net interest income from the flat rate scenario for 100 basis point and 200 basis point declines in the level of interest rates are increases of 2.46% and 1.84%, respectively. Inherent in these estimates is the assumption that savings and money market account deposit rates would change by 25 basis points and 37 basis points, respectively, for each 100 basis point change in market interest rates. These scenarios also assume no change in NOW account interest rates. Interest rates for certain premium checking and money market accounts are expected to vary to the full extent of any increase or decrease in market interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.
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
(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Benjamin Franklin Bancorp is not involved in any legal proceedings other than routine legal proceedings occurring the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the financial condition and results of operations of Benjamin Franklin Bancorp.
Item 1A. Risk Factors That May Affect Future Results
Risk factors that may affect future results were discussed in the Company’s 2006 Annual Report on Form 10-K. The Company’s analysis of its risk factors has not changed since December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities. On November 14, 2006, Benjamin Franklin Bancorp announced that its Board of Directors had authorized a plan to repurchase up to 412,490 shares (approximately 5%) of the Company’s outstanding common shares, at the discretion of management through open market transactions or negotiated block transactions. In the first quarter of 2007, the Company purchased 50,000 shares under this plan, as follows:

	(a) Total		(c) Total Number of	(d) Maximum number (or
	Number of	(b) Average	Shares Purchased as Part	approximate dollar value) of
	Shares	Price Paid per	of Publicly Announced	shares that may yet be purchased
Period	Purchased	Share	Plans or Programs	under the Plans or Programs
January 1-31	—	—	—	412,490
February 1-28	—	—	—	412,490
March 1-31	50,000	$14.93	50,000	362,490
In the period from April 1, 2007 to May 9, 2007, the Company repurchased an additional 22,600 shares under this plan at an average price of $14.89 per share.
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

Exhibit No.	Description	Footnotes

2.1	Plan of Conversion of Benjamin Franklin Bancorp.	3

2.2	Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2

3.1	Articles of Organization of Benjamin Franklin Bancorp, Inc.	2

3.2	Bylaws of Benjamin Franklin Bancorp, Inc.	7

4.1	Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5

10.1.1	Form of Employment Agreement with Thomas R. Venables. *	6

10.1.2	Form of Employment Agreement with Claire S. Bean. *	6

10.2	Form of Change in Control Agreement with five other Executive Officers, providing one year’s severance to Brian E. Ledwith, Michael J. Piemonte and Kathleen P. Sawyer, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. This form contains all material information concerning the agreement and the only differences are the name and contact information of the executive officer who is party to the agreement and the number of years of severance provided. *	2

10.3	Form of Benjamin Franklin Bank Benefit Restoration Plan. *	2

10.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of March 22, 2006. *	8

10.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of March 22, 2006. *	8

10.5	Benjamin Franklin Bancorp Director Fee Continuation Plan. *	4

10.6	Benjamin Franklin Bancorp Employee Salary Continuation Plan. *	2

10.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004. *	2

10.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004. *	2

10.8	Benjamin Franklin Bancorp, Inc. 2006 Stock Incentive Plan *	9

10.8.1	Form of Incentive Stock Option Agreement *	10

10.8.2	Form of Non-Statutory Stock Option Agreement (Officer) *	10

10.8.3	Form of Non-Statutory Stock Option Agreement (Director) *	10

10.8.4	Form of Restricted Stock Agreement (Officer) *	10

10.8.5	Form of Restricted Stock Agreement (Director) *	10

11	See Note 3 to the Financial Statements for a discussion of earnings per share.	-

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

Exhibit No.	Description	Footnotes

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

* Relates to compensation.
1.	Filed herewith.

2.	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3.	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4.	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.

7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

8.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2006

9.	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on March 28, 2006.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A, filed on August 18, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.

Date: May 9, 2007	By:	/s/ Thomas R. Venables

Thomas R. Venables
President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ Claire S. Bean

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