Form 10-K/A
period 2006-12-31
Benjamin Franklin Bancorp, Inc.
filed 2007-06-29
CIK 1302176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.
Commission File Number 000-51194
Benjamin Franklin Bancorp, Inc.
(Exact name of Registrant as specified in its Charter)

Massachusetts (State of incorporation)	04-3336598 (I.R.S. Employer Identification No.)
P.O. Box 309
58 Main Street
Franklin, Massachusetts 02038-0309
(508) 528-7000
(Address and telephone number of principal executive offices)
securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, no par value	NASDAQ Global Select Market
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

ii

TABLE OF CONTENTS

EXPLANATORY NOTE
PART IV
Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
Annual Report on Form 10-K/A for the Year Ended December 31, 2006 Exhibits Filed Herewith
Ex-23.1 Consent of Parent, McLaughlin & Nangle, CPA's
Ex-31.1 Certification of Chief Executive Officer
Ex-31.2 Certification of Chief Financial Officer
Ex-32.1 Certification of Chief Executive Officer pursuant to Section 906
Ex-32.2 Certification of Chief Financial Officer pursuant to Section 906
EXPLANATORY NOTE
     Pursuant to General Instruction F of Form 10-K and Rule 15d-21 under the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K is being filed by Benjamin Franklin Bancorp, Inc. (the “Registrant”) for the sole purpose of furnishing to the Securities and Exchange Commission (the “Commission”) the information and documents required by Rule 15d-21 with respect to the Savings Banks Employees Retirement Association 401(k) Plan as adopted by Benjamin Franklin Bank (the “Plan”). The Plan is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended.
     No amendment of any kind is being made to any Item of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2006, including without limitation Item 8, “Financial Statements and Supplementary Schedules,” and Item 9A, “Controls and Procedures.”
     The information and documents required by Rule 15d-21, consisting of the financial statements of the Plan required by Form 11-K and the report thereon provided by Parent, McLaughlin & Nangle CPAs (collectively, the “Furnished Information”), appear on the following pages. Pursuant to Rule 15d-21, the Furnished Information is not deemed filed with the Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of this Amendment No. 1 to Form 10-K, irrespective of any general incorporation language contained in such filing).

SAVINGS BANKS EMPLOYEES RETIREMENT
ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
FINANCIAL STATEMENTS AND
SUPPLEMENTAL SCHEDULES
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(With Independent Registered Public Accounting Firm’s Report Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PLAN SPONSOR
BENJAMIN FRANKLIN BANK
We have audited the accompanying statements of net assets available for benefits of the Savings Banks Employees Retirement Association 401(k) Plan as adopted by Benjamin Franklin Bank (the Plan), as of December 31, 2006 and 2005, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2006 and 2005, and the changes in its net assets available for benefits for the years then ended, in conformity with U.S. generally accepted accounting principles.
Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets (held at end of year) as of December 31, 2006 and assets (acquired and disposed within year) for the year ended December 31, 2006, are presented for purposes of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan’s management. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Parent, McLaughlin & Nangle
Certified Public Accountants, Inc.

June 28, 2007
Boston, MA

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
	2006	2005
INVESTMENT IN SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION COMMON/ COLLECTIVE TRUST, at fair value	$10,239,462	$7,533,598

PARTICIPANT LOANS	244,891	217,184

NET ASSETS AVAILABLE FOR BENEFITS	$10,484,353	$7,750,782

The accompanying notes are an integral part of the financial statements.

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

	Year Ended December 31
	2006	2005
ADDITIONS TO NET ASSETS ATTRIBUTED TO:

Investment income:
Net investment gain from investment in Savings Banks Employees Retirement Association Common/Collective Trust	$1,149,598	$733,110
Interest income — participant loans	13,042	10,494

	1,162,640	743,604

Contributions:

Employer’s	435,102	391,398
Participants’	602,732	555,187
Participant rollovers	47,386	56,122

	1,085,220	1,002,707

Total additions	2,247,860	1,746,311

DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO:

Benefits paid to participants	719,449	299,019
Deemed distributions of participant loans	17,828	1,392

Total deductions	737,277	300,411

NET INCREASE	1,510,583	1,445,900

NET ASSETS AVAILABLE FOR BENEFITS:
Beginning of year	7,750,782	6,304,882
Transfer of assets to this plan	1,222,988	—

End of year	$10,484,353	$7,750,782

The accompanying notes are an integral part of the financial statements.

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
A. Description of the Plan:
The following description of the Savings Banks Employees Retirement Association (“SBERA”) 401(k) Plan as adopted by Benjamin Franklin Bank (the “Bank”) provides only general information. Participants should refer to the Plan Agreement for a more complete description of the Plan’s provisions.
General:
The Plan is part of the SBERA Common/Collective Trust (the “Trust”). Under the trust agreement, the Plan owns a portion of the net assets of the Trust. Within the Trust, each Plan’s assets are jointly invested and the return on the assets is allocated to each Plan based on the percentage of ownership each Plan has in the Trust’s net assets. Contributions made to and benefits paid from the Trust for the Plan result in increases or decreases in the Plan’s ownership percentage in the net assets of the Trust. The Plan is a defined contribution plan covering substantially all employees of the Bank. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).
Eligibility:
To become eligible for participation, an employee must be at least age 21 and have completed three months of service.
Contributions:
Each year, participants may contribute up to 75% of their eligible compensation, not to exceed certain limits established under the Internal Revenue Code.
The Bank matches an amount equal to 200% of the participant’s elective deferral up to a maximum of 3% of a participant’s compensation.
Participant accounts:
Each participant’s account is credited with the participant’s contribution and an allocation of (a) the Bank’s contributions and (b) Plan earnings. Allocations are based on participant’s earnings or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s vested account.

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(continued)
A. Description of the Plan — (continued):
Investments:
Participants direct the investment of their contributions and Bank matching contributions into various investment options offered by the Plan. Participants may change their choice of investments or transfer their account balances from one fund to another at any time during the year. The Plan currently offers the following investment options to participants:
Equity Account:
This Account seeks to provide capital appreciation through a professionally managed, diversified portfolio of domestic and international stocks.
Index 500 Account:
This Account attempts to provide investment results that parallel the performance of the Standard & Poor’s 500 Composite Stock Price Index.
Small Cap Growth Account:
This Account seeks long-term growth by investing primarily in common stocks of small to medium sized companies that the investment managers believe have a potential for capital appreciation significantly greater than that of the market averages.
International Equity Account:
This Account seeks to provide long-term capital appreciation by investing in foreign equity securities.
Small Cap Value Account:
This Account utilizes a highly disciplined, bottom-up value approach to investing. This process is intended to generate excess returns primarily through stock selection.

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(continued)
A. Description of the Plan — (continued):
   Investments — (continued):
Large Cap Value Account:
This Account’s investment philosophy combines detailed fundamental research, bottom-up stock selection and portfolio construction, and disciplined management of portfolio volatility to achieve strong risk-adjusted returns over full market cycles.
Large Cap Growth Account:
This Account uses a highly disciplined, mathematical investment strategy designed to seek long-term returns in excess of the target benchmark, while reducing the risk of significant under performance.
Life Path Accounts:
These Accounts are intended for participants who would rather leave their 401(k) account asset allocation decisions to a professional investment manager. Each Account utilizes a predetermined mix of specific asset classes with frequent re-balancing back to the fund’s target allocation.
All Asset Account:
The objective of the All Asset Account is to produce returns which are 5% above the Consumer Price Index (CPI). The strategy is designed as a “fund of funds” that allocates its assets among a group of PIMCO funds. The All Asset Account rebalances among the funds as real return values shift in the market.
The SBERA Account:
The SBERA Account is designed to provide results that parallel the performance of the SBERA Defined Benefit Plan Assets. Given this objective, the Account is expected to provide investors with long-term growth of capital and income. The SBERA Account provides investors with great diversification and significantly less risk than a more concentrated portfolio.

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(continued)
A. Description of the Plan — (continued):
Investments — (continued):
Money Market Account:
This Account seeks to provide income consistent with the preservation of principal. This Account invests solely in U.S. Treasury or agency obligations with maturities of six months or less.
Certificate of Deposit:
The Bank makes available a certificate of deposit of the Bank as an investment option for 401(k) participants.
Bond Account:
This Account seeks to provide a real rate of return after inflation with a high degree of stability and low volatility. The Bond Account is invested in U.S. Government and other investment grade fixed income debt. The fund aims to match the performance of the Lehman Brothers Aggregate Bond Index, the most widely recognized benchmark for U.S. debt.
Bank Shares:
Participants may allocate any portion of their contributions to purchase common shares of Benjamin Franklin Bancorp, Inc., the parent company of Benjamin Franklin Bank. Participants are subject to restrictions on trading during blackout periods and other reporting requirements of the Securities and Exchange Commission.
Vesting:
Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Vesting in the Bank’s contribution portion of their accounts plus earnings thereon is also vested immediately.

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(continued)
A. Description of the Plan — (continued):
Payment of benefits:
On termination of service due to death, disability or retirement, a participant may elect to receive an amount equal to the value of the participant’s vested interest in his or her account in either a lump-sum amount or in annual installments. For termination of service due to other reasons, a participant may receive the value of the vested interest in his or her account as a lump-sum distribution.
Hardship withdrawals:
The Plan allows participants to make hardship withdrawals, provided certain conditions are met.
B. Summary of Significant Accounting Policies:
Basis of accounting:
The accompanying financial statements have been prepared on the accrual basis of accounting.
Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires the plan administrator to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.
Investment valuation and income recognition:
Investments consist of assets held in the Savings Banks Employees Retirement Association Common/Collective Trust, and are valued substantially at their fair value. The Trust reports bonds and other obligations, short-term investments and equity securities at fair values based on published quotations. Interest and earned dividends are recorded on the accrual basis. Reinvested interest and dividends on investment funds are included in unrealized gains and losses at the Trust level. Purchases and sales of investments are recorded on a trade date basis. Gains or losses on investments sold are calculated using the average cost method.

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(continued)
B. Summary of Significant Accounting Policies — (continued):
Benefit payments:
Benefits are recorded when paid.
C. Investment:
The Plan owned approximately 1.23% and 1.05% of the fair value of the Trust’s net assets at December 31, 2006 and 2005. The unaudited financial statements of the Trust as a whole at December 31, 2006 and 2005, follow:

	2006	2005
Assets:
Cash	$8,525,257	$9,413,511

Investments:
Bonds and other obligations:
U.S. Government and agency obligations	103,303,365	108,196,658
Other bonds and obligations	98,498,296	77,891,478

Total bonds and other obligations	201,801,661	186,088,136
Short-term investments	94,721,925	38,534,328
Equity securities, primarily common stocks	535,027,656	492,479,243
Certificates of deposits	3,516,058	3,020,613
Loans to 401(k) plan participants	8,671,507	7,489,665

Total investments	843,738,807	727,611,985
Other assets	990,120	1,460,258

Total assets	853,254,184	738,485,754

Liabilities:
Accrued operating and other expenses	1,351,278	606,832

Net assets available for benefits	$851,902,906	$737,878,922

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(continued)
C. Investment — (continued):
     Trust investment income for the years ended December 31 was comprised of:

	2006	2005
Investment income:
Net realized gains on investments	$24,359,627	$33,204,963
Interest and dividends	8,459,194	9,815,396
Unrealized appreciation of investments	68,894,262	14,191,533

Total investment income	101,713,083	57,211,892
Administrative expenses	(3,619,764)	(1,982,038)

Total Trust net investment income	$98,093,319	$55,229,854

D. Related Party Transactions:
Northeast Retirement Services (NRS), a related party through a common Board of Directors, provides consulting, recordkeeping and other services in connection with the administration of the 401(k) plan for the Savings Banks Employees Retirement Association (SBERA). The costs associated with these services are funded by an assessment on each SBERA employer member on a quarterly basis for their proportionate share. In both 2006 and 2005, the rate for the 401(k) plan was $625 per employer member per quarter, plus $16 per active participant per quarter, plus an additional 1.25% basis assessment on assets.
E. Tax Status:
The Savings Banks Employee Retirement Association (SBERA) 401(k) Plan is a Prototype Plan which was approved by the Internal Revenue Service on February 14, 2002. The Plan Administrator and the Plan’s tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Internal Revenue Code.

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(continued)
F. Plan Termination:
Although it has not expressed any intent to do so, the Bank has the right under the Plan to discontinue its contribution at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100% vested in their accounts. Any unallocated assets of the Plan shall be allocated to participant accounts and distributed in such a manner as the Bank may determine.
G. Assets Allocated to Withdrawn Participants:
The statements of net assets available for benefits at December 31, 2006 and 2005 includes $1,702,948 and $962,962, respectively, allocated to participants who were no longer employees of the Bank.
H. Transfer of Net Assets to Plan:
As a result of a merger between Benjamin Franklin Bank and another bank, the net assets of the merged bank’s qualified defined contribution plan, amounting to $1,222,988, were transferred to this plan as of March 16, 2006.

SUPPLEMENTAL SCHEDULES

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
SCHEDULE H, LINE 4i — SCHEDULE OF ASSETS (HELD AT YEAR END)
AS OF DECEMBER 31, 2006

(b)	(c)		(e)
Identity of	Investment	(d)	Current
Party	Description	Cost	Value
* The Savings Banks Employees Retirement Association	The Savings Banks Employees Retirement Association Common/Collective Trust	$8,731,434	$10,239,462

Participant Loans	Interest rates ranging from 5.0% to 9.5%	—	244,891

			$10,484,353

* Party in interest to the Plan

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
SCHEDULE H, LINE 4i — SCHEDULE OF ASSETS (ACQUIRED
AND DISPOSED OF WITHIN YEAR)
FOR THE YEAR ENDED DECEMBER 31, 2006

(a)	(b)	(c)	(d)
Identity of Issuer, Borrower	Investment	Cost of	Proceeds of
Lessor of Similar Party	Description	Acquisitions	Dispositions
Participant Loans	Notes with 5.0% to 9.5% interest rates	$-0-	$-0-

PART IV
Item 15.      Exhibits and Financial Statement Schedules.
          (a)     Exhibits

Exhibit No.	Description	Footnotes
23.1	Consent of Parent, McLaughlin & Nangle, Certified Public Accountants, Inc., independent registered public accounting firm	1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

1.	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, Benjamin Franklin Bancorp, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.
Date: June 29, 2007	By:	/s/ Claire S. Bean
Claire S. Bean
Treasurer and Chief Financial Officer

Benjamin Franklin Bancorp, Inc.
Annual Report on Form 10-K/A for the Year Ended December 31, 2006
Exhibits Filed Herewith

Exhibit
Number	Description

23.1	Consent of Parent, McLaughlin & Nangle, Certified Public Accountants, Inc., independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.