Form 10-Q
period 2007-06-30
Benjamin Franklin Bancorp, Inc.
filed 2007-08-08
CIK 1302176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51194

Benjamin Franklin Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-3336598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

58 Main Street, Franklin, MA (Address of Principal Executive Offices)	02038 (Zip Code)
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
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares outstanding of the registrant’s common stock (no par value) at August 6, 2007: 8,067,867

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$14,484	$16,115
Cash supplied to ATM customers	46,630	39,732
Short-term investments	10,461	16,748

Total cash and cash equivalents	71,575	72,595

Securities available for sale, at fair value	152,033	126,982
Securities held to maturity, at amortized cost	27	31
Restricted equity securities, at cost	11,184	10,951

Total securities	163,244	137,964
Loans
Residential real estate	199,923	212,131
Commercial real estate	259,225	231,372
Construction	68,090	68,877
Commercial business	34,566	28,871
Consumer	40,114	39,656
Net deferred loan costs	897	913

Total loans, gross	602,815	581,820
Allowance for loan losses	(5,887)	(5,781)

Loans, net	596,928	576,039
Loans held for sale, net	—	63,730
Premises and equipment, net	5,429	5,202
Accrued interest receivable	3,499	3,480
Bank-owned life insurance	10,493	10,298
Goodwill	33,763	33,763
Other intangible assets	2,827	3,069
Other assets	8,442	7,538

	$896,200	$913,678

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Regular savings accounts	$82,353	$81,569
Money market accounts	108,484	93,988
NOW accounts	48,794	28,606
Demand deposit accounts	122,102	120,966
Time deposit accounts	273,154	308,050

Total deposits	634,887	633,179

Short-term borrowings	3,000	10,000
Long-term debt	138,884	148,969
Deferred gain on sale of premises	3,657	3,783
Other liabilities	8,404	8,342

Total liabilities	788,832	804,273

Common stock, no par value; 75,000,000 shares authorized; 8,304,287 shares issued and 8,085,952 shares outstanding at June 30, 2007; 8,468,137 shares issued and 8,249,802 shares outstanding at December 31, 2006	—	—
Additional paid-in capital	80,900	82,909
Retained earnings	37,210	36,634
Unearned compensation	(7,516)	(7,938)
Accumulated other comprehensive loss	(3,226)	(2,200)

Total stockholders’ equity	107,368	109,405

	$896,200	$913,678

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$9,712	$9,236	$19,418	$18,078
Debt securities	1,953	1,377	3,639	2,639
Dividends	165	23	331	143
Short-term investments	222	186	503	402

Total interest and dividend income	12,052	10,822	23,891	21,262

Interest expense:
Interest on deposits	4,308	3,535	8,464	6,637
Interest on borrowings	1,692	1,373	3,549	2,799

Total interest expense	6,000	4,908	12,013	9,436

Net interest income	6,052	5,914	11,878	11,826
Provision (credit) for loan losses	(24)	122	146	128

Net interest income, after provision for loan losses	6,076	5,792	11,732	11,698

Other income:
ATM servicing fees	622	752	1,319	1,377
Deposit service fees	369	341	709	670
Loan servicing fees	141	155	472	277
Gain on sale of loans, net	193	73	296	138
Security impairment writedown	—	(35)	—	(35)
Gain on sale of bank-owned premises, net	63	—	313	—
Gain on sale of CSSI customer list	100	—	100	—
Income from bank-owned life insurance	99	85	195	150
Miscellaneous	206	206	361	410

Total other income	1,793	1,577	3,765	2,987

Operating expenses:
Salaries and employee benefits	3,829	2,725	7,442	5,446
Occupancy and equipment	836	642	1,744	1,308
Data processing	598	452	1,202	900
Professional fees	235	355	472	733
Marketing and advertising	201	148	329	310
Amortization of intangible assets	205	277	422	578
Other general and administrative	775	786	1,867	1,441

Total operating expenses	6,679	5,385	13,478	10,716

Income before income taxes	1,190	1,984	2,019	3,969
Provision for income taxes	361	724	599	1,441

Net income	$829	$1,260	$1,420	$2,528

Weighted-average shares outstanding:
Basic	7,663,634	8,030,629	7,739,036	8,028,636
Diluted	7,699,363	8,030,629	7,768,666	8,028,636

Earnings per share:
Basic	$0.11	$0.16	$0.18	$0.32
Diluted	$0.11	$0.16	$0.18	$0.32
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity
Balance at December 31, 2005	8,488,898	$—	$82,849	$32,942	$(5,353)	$(2,326)	$108,112

Comprehensive income:
Net income	—	—	—	2,528	—	—	2,528
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(976)	(976)

Total comprehensive income							1,552
Release of ESOP stock	—	—	17	—	92	—	109
Dividends declared ($.06 per share)	—	—	—	(508)	—	—	(508)

Balance at June 30, 2006	8,488,898	$—	$82,866	$34,962	$(5,261)	$(3,302)	$109,265

Balance at December 31, 2006	8,249,802	$—	$82,909	$36,634	$(7,938)	$(2,200)	$109,405

Comprehensive income:
Net income	—	—	—	1,420	—	—	1,420
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(1,127)	(1,127)

Total comprehensive income							293
Common stock repurchased	(163,850)	—	(2,449)	—	—	—	(2,449)
Restricted stock expense	—	—	—	—	330	—	330
Stock option expense	—	—	413	—	—	—	413
Release of ESOP stock	—	—	27	—	92	—	119
FASB Statement No. 158 tax effect adjustment	—	—	—	—	—	101	101
Dividends declared ($.10 per share)	—	—	—	(844)	—	—	(844)

Balance at June 30, 2007	8,085,952	$—	$80,900	$37,210	$(7,516)	$(3,226)	$107,368

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,420	$2,528
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of securities, net	(341)	(398)
Amortization (accretion) of loans, net	64	(45)
Gain on sale of bank-owned premises, net	(313)	—
Provision for loan losses	146	128
Accretion of deposits and borrowings, net	(6)	(26)
Amortization of mortgage servicing rights	152	124
Depreciation and amortization	465	499
Amortization of intangible assets	422	578
Stock-based compensation and ESOP expense	862	109
Income from bank-owned life insurance	(195)	(150)
Gains on sales of loans, net	(296)	(138)
Loans originated for sale	(26,560)	(12,849)
Proceeds from sales of loans	26,856	12,987
Increase in accrued interest receivable	(19)	(132)
Security impairment writedown	—	35
Other, net	(697)	977

Net cash provided by operating activities	1,960	4,227

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, calls, and principal repayments	30,220	41,780
Purchases	(56,342)	(44,403)
Principal repayments on held-to-maturity securities	4	49
Net change in restricted equity securities	(233)	(503)
Purchases of mortgage loans	—	(16,118)
Loan originations, net	(20,036)	(2,791)
Proceeds from sales of loans held for sale	62,122	—
Proceeds from sales of bank-owned premises	821	—
Purchases of bank-owned life insurance	—	(2,500)
Purchases of identifiable intangible assets	(180)	—
Additions to premises and equipment	(692)	(479)

Net cash provided by (used for) investing activities	15,684	(24,965)

(Continued)
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP,INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from financing activities:
Net increase in deposits	1,726	17,869
Net proceeds from (repayments of) short-term borrowings	(7,000)	15,000
Proceed from long-term debt	10,000	—
Repayments of long-term debt	(20,097)	(5,403)
Common stock repurchased	(2,449)	—
Dividends paid on common stock	(844)	(508)

Net cash provided by (used for) financing activities	(18,664)	26,958

Net change in cash and cash equivalents	(1,020)	6,220
Cash and cash equivalents at beginning of period	72,595	65,750

Cash and cash equivalents at end of period	$71,575	$71,970

Supplemental cash flow information:
Interest paid on deposits	$8,591	$6,676
Interest paid on short-term borrowings	147	39
Interest paid on long-term debt	3,429	2,773
Income taxes paid	989	1,920
Loans held for sale transferred to loans, net	1,063	—
Loans held for sale transferred to other assets	545	—
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

Outstanding loan commitments totaled $114.4 million at June 30, 2007, compared to $108.1 million as of December 31, 2006. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit.

The Bank has received approval from the Massachusetts Commissioner of Banks and the FDIC to open a new branch in Watertown, Massachusetts. It is anticipated that this branch will become operational in August of 2007. The annual direct costs of operating this branch are estimated at $700,000, including annual lease payments for the new branch facility of approximately $127,000 per annum for the initial ten-year term of the lease.

3.	Earnings per share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period. For the three and six month periods ending June 30, 2007, potentially dilutive common stock equivalents totaled 35,729 and 29,630 shares, respectively, representing the effect of dilutive restricted stock. There were no potentially dilutive common stock equivalents outstanding during the comparable periods in 2006. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.
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
Comparison of Financial Condition at June 30, 2007 and December 31, 2006
Overview
Total assets decreased by $17.5 million, or 1.9%, to $896.2 million at June 30, 2007 from $913.7 million at December 31, 2006. The reduction in assets was primarily attributable to the liquidation of loans held for sale, which aggregated $63.7 million at December 31, 2006. Offsetting this decrease, in part, was an increase in securities totaling $25.3 million, or 18.3%, and an increase in net portfolio loans outstanding of $20.9 million, or 3.6%, during the first half of 2007. The liquidation of loans held for sale allowed the Bank to pay down borrowings, which decreased in total by $17.1 million, or 10.7%, in the first six months of 2007.
On May 1, 2007, the Bank and its subsidiary, Creative Strategic Solutions, Inc. (“CSSI”), entered into an agreement to sell certain of CSSI’s assets (principally its customer list and rights and obligations under its customer contracts) to another bank with an ATM servicing division. Although most rights and obligations of CSSI and the Bank under its various customer contracts were assigned to the buyer as part of this transaction, the Bank has retained the right to continue to supply ATM cash in accordance with the needs of its former customers, for a minimum of 30 months. At May 1, 2007, the cash needs of CSSI customers approximated $33 million, an amount that subsequently has grown to $46.6 million as of June 30, 2007. The Bank earns fees for supplying this cash at a rate that is tied to the prime rate of interest. This rate will vary over time with changes in prime and with changes in the blended rate paid by former CSSI customers to the buyer. The purchase price for this sale is structured as a series of payments over 24 months, subject to adjustment up or down based on a) former CSSI customer cash balances outstanding, and b) rates paid by former CSSI customers for the use of that cash. The first such payment of $100,000 was received in May 2007. If former CSSI customer balances and rates remain at levels outstanding at closing, the remaining payments to the Bank over the 24-month period will aggregate approximately $300,000.
Investment Activities
Cash and cash equivalent balances decreased by $1.0 million to $71.6 million at June 30, 2007, compared to $72.6 million at December 31, 2006. That change was the result of decreases in cash/correspondent bank balances and short-term investments of $1.6 million and $6.3 million, respectively, offset by an increase in cash supplied to ATM customers of $6.9 million. The increase in ATM cash outstanding is the result of normal seasonal fluctuations.
At June 30, 2007, the Company’s investment portfolio amounted to $163.2 million, or 18.2% of total assets. When compared to year end 2006, securities increased by $25.3 million, or 18.3%, as of June 30, 2007. The increase, almost entirely made up of increases in mortgage-backed securities, was the result of the re-deployment of part of the proceeds realized upon the sale of $63.7 million of loans held for sale during the first half of 2007. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities at the dates indicated:

	June 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
Government-sponsored enterprise obligations	$92,171	$91,985	$97,723	$97,502
Municipal obligations	1,707	1,692	1,707	1,687
Mortgage-backed securities	61,691	58,356	29,677	27,793

Total securities available for sale	$155,569	$152,033	$129,107	$126,982

Securities held to maturity:
Mortgage-backed securities	$27	$27	$31	$31

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$8,703	$8,703	$8,470	$8,470
Access Capital Strategies Community Investment Fund	1,965	1,965	1,965	1,965
SBLI & DIF stock	516	516	516	516

Total restricted equity securities	$11,184	$11,184	$10,951	$10,951

Lending Activities
The Company’s net loan portfolio aggregated $596.9 million on June 30, 2007, or 66.6% of total assets on that date. As of December 31, 2006, the net loan portfolio, including loans held for sale, totaled $639.8 million, or 70.0% of total assets. In February of 2007, the Company sold $63.7 million of below-market-rate adjustable rate residential mortgage loans that had previously been designated as held for sale in the fourth quarter of 2006. Much of the proceeds realized was reinvested in securities (net growth of $25.3 million) and in commercial real estate and commercial business loans, which increased (net) by $27.9 million and $5.7 million, respectively, during the first half of 2007. Proceeds were also used to pay down borrowed funds, which decreased by $17.1 million during the six months ended June 30, 2007. Residential mortgage loans outstanding (excluding loans held for sale) decreased by $12.2 million or 5.8% during the first six months of 2007. Most new residential loan originations are fixed rate loans, which the Company sells in the secondary market. The following table sets forth the composition of the loan portfolio at the dates indicated:

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$199,923	33.2%	$212,131	36.5%
Commercial	259,225	43.1%	231,372	39.8%
Construction	68,090	11.3%	68,877	11.9%
Home equity	37,584	6.2%	36,546	6.3%

	564,822	93.8%	548,926	94.5%

Other loans:
Commercial business	34,566	5.8%	28,871	5.0%
Consumer	2,530	0.4%	3,110	0.5%

	37,096	6.2%	31,981	5.5%

Total loans, gross	601,918	100.0%	580,907	100.0%

Other items:
Net deferred loan costs	897		913
Allowance for loan losses	(5,887)		(5,781)

Total loans, net	$596,928		$576,039

Non-performing Assets
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates):

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$1,189	$230
Commercial mortgage	2,247	1,257
Construction	—	—
Commercial business	—	—
Consumer	161	61

Total non-accrual loans	$3,597 (2)	$1,548

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	$—	$—
Commercial mortgage	—	—
Construction	—	—
Commercial business	—	—
Consumer	—	—

Total loans 90 days and still accruing	$—	$—

Total non-performing assets	$3,597	$1,548

Ratios:
Non-performing loans to total loans (1)	0.60%	0.24%
Non-performing assets to total assets	0.40%	0.17%

(1)	Total loans include loans held for sale.

(2)	The increase in non-accrual loans at June 30, 2007 compared to year end 2006 is due primarily to the addition of two commercial loans totalling $1.0 million, which management believes are well-secured, and to the addition of several residential mortgage loans totalling approximately $960,000. Residential mortgage loans on non-accrual are also generally well-secured, with the exception of two loans that carry $186,000 in specific reserves within the allowance for loan losses.
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
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, portfolio volume and mix, geographic and large borrower concentrations, estimated credit losses based on internal and external portfolio reviews, adverse situations that may affect borrowers’ abilities to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures. At June 30, 2007 and December 31, 2006, the Company’s impaired loans totaled $2.9 million and $1.3 million, respectively. At June 30, 2007, $186,000 was carried as a specific valuation allowance within the allowance for loan losses for impaired loans. At December 31, 2006, no specific valuation allowance was carried for impaired loans.
While the Company believes that it has established adequate specific and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Company’s regulators periodically review the allowance for loan losses.
The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$5,929	$5,666	$5,781	$5,670

Charge-offs:
Mortgage loans on real estate	—	—	—	—

Other loans:
Commercial business	(2)	—	(7)	—
Consumer	(29)	(17)	(61)	(46)

Total other loans	(31)	(17)	(68)	(46)

Total charge-offs	(31)	(17)	(68)	(46)

Recoveries:
Mortgage loans on real estate	—	—	—	—

Other loans:
Commercial business	2	16	4	24
Consumer	11	10	24	21

Total other loans	13	26	28	45

Total recoveries	13	26	28	45

Net (charge-offs) recoveries	(18)	9	(40)	(1)
Provision (credit) for loan losses	(24)	122	146	128

Balance at end of period	$5,887	$5,797	$5,887	$5,797

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)	-0.01%	0.01%	-0.01%	0.00%
Allowance for loan losses to non-performing loans at end of period	163.66%	4354.94%	163.66%	4354.94%
Allowance for loan losses to total loans at end of period	0.98%	0.92%	0.98%	0.92%
Deposits
The following table sets forth the Company’s deposit accounts for the periods indicated:

	June 30,	% of	December 31,	% of
	2007	Total	2006	Total
	(Dollars in thousands)
Deposit type:
Demand deposit accounts	$122,102	19.2%	$120,966	19.1%
NOW accounts	48,794	7.7%	28,606	4.5%
Regular savings accounts	82,353	13.0%	81,569	12.9%
Money market accounts	108,484	17.1%	93,988	14.8%

Total non-certificate accounts	361,733	57.0%	325,129	51.3%

Term certificates less than $100,000	162,801	25.6%	176,677	27.9%
Term certificates of $100,000 or more	110,353	17.4%	131,373	20.8%

Total certificate accounts	273,154	43.0%	308,050	48.7%

Total deposits	$634,887	100.0%	$633,179	100.0%

In the first half of 2007, total deposits increased by $1.7 million, or 0.3%, compared to December 31, 2006. Though the increase was small, the mix of deposits improved, as core deposit accounts increased in the aggregate by $36.6 million or 11.3% during the first six months of 2007. This growth was primarily the result of increased commercial cash management offerings and associated sales efforts, as well as to the introduction of new retail deposit product offerings. A $34.9 million decrease in time deposits during the first six months of 2007 occurred as the Bank cut back its premium-rate promotional certificate offerings.
Borrowed Funds
Borrowed funds decreased by $17.1 million, or 10.7%, during the first half of 2007. The reduction was the result of the repayment of $7.0 million in short-term borrowings with the Federal Home Loan Bank of Boston (“FHLBB”) and the repayment of $10.1 million of long-term FHLBB advances. These repayments were made with the liquidity provided by loan sales during the first six months of the year.
Stockholder’s Equity
Total stockholders’ equity was $107.4 million as of June 30, 2007, a decrease of $2.0 million when compared to the balance at December 31, 2006. The decrease was primarily attributable to the repurchase of 163,850 shares ($2.4 million), dividends paid ($844,000), and a decrease in the fair value of securities available for sale ($1.1 million), offset in part by earnings of $1.4 million and amortization of unearned compensation ($862,000).
Comparison of Operating Results for the Three and Six Months Ended June 30, 2007 and 2006
The Company earned net income of $829,000 for the quarter ended June 30, 2007, a decrease of $431,000, or 34.2%, compared to net income of $1.3 million earned in the second quarter of 2006. The earnings decline primarily reflected higher operating expenses, which were partially offset by growth in net interest income and non-interest income and a decrease in the loan loss provision.
The Company earned net income of $1.4 million for the six months ended June 30, 2007, a decline of $1.1 million, or 43.8%, compared to the $2.5 million earned in the first six months of 2006. Growth in operating expenses when comparing the two six-month periods more than offset enhanced non-interest income, while net interest income was little changed.

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

	Three Months Ended June 30,
	2007			2006
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$604,459	$9,712	6.38%	$620,986	$9,236	5.91%
Securities	169,543	2,118	5.00%	139,739	1,400	3.94%
Short-term investments	12,891	222	6.81%	15,504	186	4.75%

Total interest-earning assets	786,893	12,052	6.09%	776,229	10,822	5.54%
Non-interest-earning assets	109,495			113,054

Total assets	$896,388			$889,283

Interest-bearing liabilities:
Savings accounts	$83,086	103	0.50%	$94,810	121	0.51%
Money market accounts	108,825	748	2.76%	116,061	716	2.47%
NOW accounts	38,269	217	2.27%	28,250	10	0.15%
Certificates of deposit	284,314	3,240	4.57%	277,996	2,688	3.88%

Total deposits	514,494	4,308	3.36%	517,117	3,535	2.74%
Borrowings	140,225	1,692	4.77%	126,214	1,373	4.30%

Total interest-bearing liabilities	654,719	6,000	3.66%	643,331	4,908	3.05%
Non-interest bearing liabilities	132,490			136,999

Total liabilities	787,209			780,330
Equity	109,179			108,953

Total liabilities and equity	$896,388			$889,283

Net interest income		$6,052			$5,914

Net interest rate spread (2)			2.43%			2.49%
Net interest-earning assets (3)	$132,174			$132,898

Net interest margin (4)			3.08%			3.06%
Average interest-earning assets to interest-bearing liabilities			120.19%			120.66%

(1)	Yields and rates for the three months ended June 30, 2007 and 2006 are annualized.

(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2007			2006
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$615,099	$19,418	6.30%	$613,788	$18,078	5.88%
Securities	160,220	3,970	4.96%	138,280	2,782	4.03%
Short-term investments	17,600	503	5.69%	17,589	402	4.55%

Total interest-earning assets	792,919	23,891	6.01%	769,657	21,262	5.51%
Non-interest-earning assets	109,016			114,487

Total assets	$901,935			$884,144

Interest-bearing liabilities:
Savings deposits	$83,315	205	0.50%	$95,712	239	0.50%
Money market accounts	103,693	1,368	2.66%	107,372	1,226	2.30%
NOW accounts	33,390	307	1.86%	27,706	20	0.15%
Certificates of deposit	290,765	6,585	4.57%	276,957	5,152	3.75%

Total deposits	511,163	8,465	3.34%	507,747	6,637	2.64%
Borrowings	149,136	3,548	4.73%	131,314	2,799	4.24%

Total interest-bearing liabilities	660,299	12,013	3.65%	639,061	9,436	2.97%
Non-interest bearing liabilities	132,130			136,372

Total liabilities	792,429			775,433
Equity	109,506			108,711

Total liabilities and equity	$901,935			$884,144

Net interest income		$11,878			$11,826

Net interest rate spread (2)			2.36%			2.54%
Net interest-earning assets (3)	$132,620			$130,596

Net interest margin (4)			3.02%			3.10%
Average interest-earning assets to interest-bearing liabilities			120.08%			120.44%

(1)	Yields and rates for the six months ended June 30, 2007 and 2006 are annualized.

(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease)
	Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(251)	$727	$476
Securities	333	385	718
Short-term investments	(35)	71	36

Total interest-earning assets	47	1,183	1,230

Interest-bearing liabilities:
Savings accounts	(15)	(3)	(18)
Money market accounts	(46)	78	32
NOW accounts	5	202	207
Certificates of deposit	62	490	552

Total deposits	6	767	773
Borrowings	161	158	319

Total interest-bearing liabilities	167	925	1,092

Change in net interest income	$(120)	$258	$138

	Six Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease)
	Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$39	$1,301	$1,340
Securities	483	705	1,188
Short-term investments	—	101	101

Total interest-earning assets	522	2,107	2,629

Interest-bearing liabilities:
Savings accounts	(31)	(3)	(34)
Money market accounts	(43)	185	142
NOW accounts	5	282	287
Certificates of deposit	267	1,166	1,433

Total deposits	198	1,630	1,828
Borrowings	404	345	749

Total interest-bearing liabilities	602	1,975	2,577

Change in net interest income	$(80)	$132	$52

Net interest income for the quarter ended June 30, 2007 was $6.1 million, an increase of $138,000 or 2.3% when compared to $5.9 million earned for the quarter ended June 30, 2006. The $138,000 year-over-year increase was the result of both a two basis point increase in the net interest margin and modest balance sheet growth. Average interest-earning assets increased by $10.7 million, or 1.4%, comparing the two quarters year-over-year.
The Company’s net interest margin was 3.08% for the three months ended June 30, 2007, twelve basis points higher than the first quarter of 2007 and 28 basis points better than a cyclical low of 2.80% in the fourth quarter of 2006. Throughout much of a two-year period, increased price competition for time deposits and money market accounts, as well as a flattening, flat or inverted yield curve, have contributed to a decrease in the Company’s net interest margin. Management actions taken over the past three quarters to counter the downward trend in margin included the sale of $63.7 million of low-rate residential mortgages and a six-branch sale/leaseback transaction, which served to convert non-earning real estate assets to earning assets. In 2007, the Company has worked to reshape its mix of earning assets and deposits to promote the widening of its net interest margin, through growth in core deposit accounts (up $36.6 million or 11.3%) and growth in commercial loans (up $32.8 million or 10.0%).
Interest income for the quarter ended June 30, 2007 was $12.1 million, an increase of $1.2 million or 11.4% compared to $10.8 million earned in the quarter ended June 30, 2006. The $1.2 million increase arose primarily from a 55 basis point increase in the yield earned on average interest-earning assets, complemented slightly by growth of $10.7 million (or 1.4%) in those assets. The largest growth in average interest-earning assets between the two periods was in securities ($29.8 million), while average loan balances declined $16.5 million. In the first quarter of 2007, the Company sold $63.7 million of low-yield residential mortgage loans and used approximately two-thirds of the proceeds to purchase mortgage-backed securities earning current market yields. An increase in the loan yield of 47 basis points, comparing the year-over-year quarterly periods, was caused largely by a shift in loan mix toward higher-earning accounts. The commercial loan portfolio, on average, grew by $70.6 million, or 24.5%, while the residential mortgage portfolio, on average, decreased by $89.1 million, or 30.2%. The yield earned on securities increased by 106 basis points, due both to re-investments of maturities at higher market rates and the purchase of $34.6 million in higher-yielding mortgage-backed securities in the first quarter of 2007.
Interest expense for the three months ended June 30, 2007 was $6.0 million, an increase of $1.1 million or 22.2% over interest expense of $4.9 million for the comparable quarter of 2006. The $1.1 million increase stemmed primarily from a 61 basis point increase in the cost of average interest-bearing liabilities, augmented by an $11.4 million increase in the average balance of those liabilities. Customer demand for time accounts as an alternative to savings products, the short duration of the Company’s time deposit portfolio, and intense pricing competition all fueled a 69 basis point increase in the cost of time accounts, year-over-year. The cost of borrowed funds also increased, by 47 basis points, as new borrowings and rollovers of existing borrowings bore higher prices than in the comparable 2006 period. The growth in average interest-bearing liabilities between the comparable 2007 and 2006 quarters consisted of borrowed funds ($14.0 million), offset in part by a $2.6 million decrease in average deposits. Within the deposit portfolio, time accounts increased on average by $6.3 million, while other interest-bearing deposits decreased on average by $8.9 million.
Net interest income for the first half of 2007 was $11.9 million, a small increase of $52,000, or 0.4%, over the total earned in the first six months of 2006. While the net interest margin declined year-over-year by eight basis points, balance sheet growth offset its negative impact.
Interest income for the six months ended June 30, 2007 was $23.9 million, an increase of $2.6 million or 12.4% compared to $21.3 million earned during the same period of 2006. The $2.6 million increase arose predominantly from a 50 basis point increase in the yield earned on average interest-earning assets, supplemented by growth of $23.3 million (or 3.0%) in those assets. Growth, on average, in the securities portfolio between the two periods was $21.9 million, while average loan balances increased $1.3 million. In the first quarter of 2007, the Company sold $63.7 million of residential mortgage loans and used approximately two-thirds of the proceeds to purchase securities. The increase in earning-asset yield included increases of 42 basis points on loans and 93 basis points on securities. A change in mix helped to improve the loan yield, as on average commercial loans grew by $63.0 million, or 21.9%, while residential mortgages decreased by $64.5 million, or 22.3%. The securities yield increased due both to re-investments of maturities at higher market rates and the purchase of $34.6 million in higher-yielding mortgage-backed securities in the first quarter of 2007.
Interest expense for the six months ended June 30, 2007 was $12.0 million, an increase of $2.6 million or 27.3% over interest expense of $9.4 million for the comparable period in 2006. The $2.6 million increase resulted primarily from a 68 basis point increase in the cost of average interest-bearing liabilities, while the average balance of those liabilities increased by $21.2 million, or 3.3%. The 68 basis point increase was due largely to the an 82 basis point rise in the cost of time accounts, as new and rollover money was priced at higher short-term rates prevalent in a highly competitive regional market. The Company also introduced new retail (NOW) and business core deposit products (MMA) to the market over the past twelve months, generating over $46 million in account balances by June 30, 2007, albeit at higher pay rates. The cost of borrowed funds also increased by 49 basis points between the six-month periods, as new borrowings and rollovers bore higher prices. The growth in average interest-bearing liabilities between the comparable 2007 and 2006 six-month periods consisted of $17.8 million in borrowed funds and $3.4 million in deposits.
Provision for Loan Losses
The Company recorded a credit to the provision for loan losses of $24,000 for the three months ended June 30, 2007, compared to a provision of $122,000 for the second quarter of 2006. For the first six months of 2007 and 2006, provisions for loan losses amounted to $146,000 and $128,000, respectively. The provisions generally reflected growth and changes in mix in the loan portfolio. The allowance for loan losses totaled $5.9 million, or .98% of the loan portfolio, at June 30, 2007 as compared to $5.8 million, or .99% of total loans, at December 31, 2006.
The credit provision of $24,000 for the second quarter of 2007 arose primarily from a change made in the method of calculating loan loss reserves for loan commitments and the undrawn portions of lines of credit. The Company re-analyzed the risk characteristics of these various off-balance sheet credit exposures and determined it appropriate to reduce its allowance by $260,000 for this category. Without this reduction, the provision for loan losses for the three and six months ended June 30, 2007 would have approximated $236,000 and $406,000, respectively.
Non-interest Income
Non-interest income increased by $216,000, or 13.7% to $1.8 million for the three-month period ended June 30, 2007, compared to $1.6 million earned in the second quarter of 2006. Approximately 56% of the year-over-year increase, or $120,000, was from incremental gains earned on the sale of residential mortgage loans. The Company sells its fixed rate mortgage originations into the secondary market, and the volume of these loans sold increased by 141.9%, or $13.9 million, year-over-year. Deposit service fees increased in this time frame by $28,000, largely from higher fees earned in the Company’s overdraft checking account product. The Company also recorded $63,000 in income in the three months ended June 30, 2007, representing accretion of a deferred gain on a six branch sale / leaseback transaction completed in the fourth quarter of 2006. The remaining deferred gain of $3.7 million will be accreted into income over the duration of a 15-year lease term.
ATM servicing fees declined by $130,000, or 17.3%, comparing the second quarter of 2007 to 2006. As a result of the sale of certain CSSI assets in May 2007, the Company continues to earn fees for providing cash to former CSSI customers, but those fees are now lower, since the Company is no longer providing full administrative and operational service for these customers. As of May 1, 2007, the rate on cash provided declined to 6.76% from 8.30%, the approximate rate earned in the 6 months prior to the sale. The Company also received $100,000, the first in a series of four payments for the sale, in the second quarter of 2007. If former CSSI customer balances and rates remain at levels outstanding at closing, the remaining payments to the Bank will aggregate approximately $300,000.
Non-interest income of $3.8 million for the six-month period ended June 30, 2007 was $777,000 (or 26.0%) higher than the $3.0 million earned in the identical period in 2006. Fees for ATM servicing, including the $100,000 gain on sale of the CSSI customer list, increased by $41,000 or 3.0% in comparing the two six-month periods. Loan servicing fees and gains on sales of loans increased by $197,000 and $159,000, respectively, when comparing the first halves of 2007 and 2006. These increases were largely the result of collection of prepayment penalties and other fees, and growth in sales of fixed rate loans originated and sold, or serviced for others. The Company recorded $313,000 in gains on the sale of bank-owned premises in the first half of 2007, including $187,000 on land for which there were no plans for future use. The remaining $126,000 represented accretion of the deferred gain on the branch sale / leaseback transaction completed in the fourth quarter of 2006. Year-over-year, the Company also benefited from increases of $39,000 (or 5.8%) in deposit service fees and $45,000 in income from bank-owned life insurance. Miscellaneous income declined by $52,000 year-over-year, including a $73,000 drop in investment sales commissions (non-deposit investment products). The Company entered into a strategic alliance in May of 2007 with a small investment services firm, in order to revitalize its investment sales program.
Non-interest Expense
Non-interest expenses totaled $6.7 million for the three-month period ended June 30, 2007, an increase of $1.3 million, or 24.0%, over the $5.4 million incurred during the same quarter in 2006. Non-interest expenses were $13.5 million in the first six months of 2007, $2.8 million or 25.8% higher than the six months ended June 30, 2006. The primary factors for the increases in non-interest expenses include investments in human resources, new customer product offerings, and expansion of the Company’s geographic footprint. The Company has been aggressive in making resource commitments in order to improve business opportunities long-term.
Comparing the second quarter of 2007 to 2006, the largest increase in non-interest expense ($1.1 million, or 40.5%) was in salaries and employee benefits. The Company began to accrue stock compensation expense, in conformity with FAS 123R accounting guidelines, in August 2006. The stock compensation expense for the second quarter of 2007 was $374,000. The Company is using an accelerated method of expense recognition for stock compensation, resulting in higher expenses in the earlier portion of the multi-year vesting periods. Further, since July 2006, the Company has added staff for two new branch locations and other business development staff (commercial lending, commercial cash management and investment sales). In late June of 2007, the Company reduced its staff by 8% (half of which was related to the CSSI operation) and recorded $148,000 in related severance costs. Excluding the effect of changes to CSSI operations, discussed below, the remaining staff reductions are expected to reduce pre-tax operating expenses by approximately $450,000 annually.
Excluding salaries and benefits, all other non-interest expenses for the second quarter of 2007 were $190,000, or 7.1%, higher than the same quarter of 2006, largely because increases in occupancy and equipment and data processing more than offset a decline in professional fees. Occupancy and equipment expenses increased by $194,000 or 30.2%, mainly due to the inception of rental expense at eight locations (two new branches, and six branches involved in a sale/leaseback transaction in December 2006). A $146,000, or 32.3% increase in data processing costs between the two quarters was largely attributable to higher product development, software licensing and support, and service bureau costs. A decrease of $120,000 in professional fees (or 33.8%) between the two periods was primarily attributable to the expiration of consulting contracts entered into in connection with the 2005 Chart Bank merger. In addition, amortization of a core deposit intangible asset created in the Chart Bank transaction decreased $75,000 from the comparable 2006 period.
Salaries and employee benefits expense represented the largest increase comparing the six-month periods ended June 30, 2007 and 2006, rising by $2.0 million or 36.7%. The Company added several positions for two new branches and other business development activities since July 2006. Payroll taxes and insurance costs also increased by 19.6% year-over-year, as a result of both the staffing expansion and higher insurance prices. In addition, the accrual for stock compensation expense, which began in August 2006, was $743,000 for the first half of 2007.
Excluding salaries and benefits, all other non-interest expenses combined grew by $765,000, or 14.5%, comparing the six-month periods ended 2007 to 2006. Occupancy and equipment expenses increased by $435,000 or 33.3%, mainly due to the inception of rental expense at eight locations (two new branches, and six branches involved in a sale/leaseback transaction in December 2006). A $302,000, or 33.6% increase in data processing costs between the two six-month periods was largely attributable to higher product development, software licensing and support, and service bureau costs. General and administrative expense increased by $427,000 or 29.6% between the two periods as well. The Company accelerated its amortization of capitalized debt issuance costs in connection with its intention to prepay $9.0 million of subordinated debt in November 2007, resulting in $189,000 of increased costs year-over-year. In addition, the Company expensed $130,000 for costs that it expects to incur upon the operational transition of the ATM cash management business. Amortization of a core deposit intangible asset created in a 2005 acquisition fell $159,000 from the comparable six-month period in 2006, and will continue to decline in future periods. In addition, a drop of $261,000 (35.6%) in professional fees between the two six-month periods was primarily attributable to the expiration of consulting contracts entered into in connection with the Chart Bank merger, as well as smaller reductions in legal and external audit fees.
The sale of certain CSSI assets in May of 2007 will have the effect of reducing the Company’s operating expenses in the future. The total direct operating expenses of CSSI were $947,000 and $611,000 in the year ended December 31, 2006 and the six months ended June 30, 2007, respectively. Measured against operating expenses incurred in the first half of 2007, CSSI-related operating expenses are expected to decline by approximately 85%, beginning in the third quarter of 2007.
Income Taxes
Income tax expense of $361,000 recorded for the second quarter of 2007 resulted in an effective tax rate of 30.3%. In the second quarter of 2006, the income tax expense of $724,000 equated to an effective tax rate of 36.5%. Income tax expense of $599,000 for the six months ended June 30, 2007 resulted in an effective tax rate of 29.7%, while for the same six-month period in 2006 the income tax expense was $1.4 million, resulting in an effective tax rate of 36.3%. The lower effective tax rate in the 2007 periods partially reflects favorable tax treatment on the gain on sale of bank-owned land, as well as a higher relative proportion of taxable income being earned at the Benjamin Franklin Securities Corporation, whose earnings are taxed at lower state rates.
Liquidity and Capital Resources
The Company’s primary sources of funds are from deposits, borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At June 30, 2007, cash and due from banks, short-term investments and debt securities maturing within one year totaled $83.9 million (excluding cash supplied to ATM customers) or 9.4% of total assets.
The Company borrows from the Federal Home Loan Bank of Boston as an additional funding source. As of June 30, 2007, the Company had the ability to borrow an additional $59.4 million from the Federal Home Loan Bank of Boston.

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
The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:
Contractual Obligations:

	June 30, 2007
			More than	More than
			One Year	Three Years
		One Year	through Three	through five	Over Five
	Total	or Less	Years	Years	Years
			(In thousands)
Federal Home Loan Bank advances(1)	$132,884	$32,000	$60,000	$33,000	$7,884
Subordinated debt	9,000	—	—	—	9,000
Operating leases (2)	13,212	1,155	2,056	1,904	8,097
Other contractual obligations(3)	7,155	3,635	3,520	—	—

Total contractual obligations	$162,251	$36,790	$65,576	$34,904	$24,981

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 Family Residential mortgage loans.

An advance in the amount of $10.0 million maturing in June, 2010, will become immediately payable if 3-month LIBOR rises above 6.0% (measured on a quarterly basis, beginning in June 2006).

(2)	Represents non-cancelable operating leases for branch offices.

(3)	Represents contracts for technology services and employment agreements.
Loan Commitments

	June 30, 2007
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(In thousands)
Commitments to grant loans (1)	$20,259	$20,259	$—	$—	$—
Unused portion of commercial loan lines of credit	25,307	24,431	876	—	—
Unused portion of home equity lines of credit (2)	41,897	—	—	—	41,897
Unused portion of construction lines of credit (3)	23,065	20,192	2,829	—	44
Unused portion of personal lines of credit (4)	2,423	—	—	—	2,423
Commercial letter of credit	1,413	1,413	—	—	—

Total loan commitments	$114,364	$66,295	$3,705	$—	$44,364

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

Minimum Regulatory Capital Requirements:
As of June 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2007 and December 31, 2006 are also presented in this table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
June 30, 2007:

Total capital to risk weighted assets:
Consolidated	$88,695	14.1%	$50,435	8.0%	N/A	N/A
Bank	68,426	10.9	50,450	8.0	$63,063	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	82,808	13.1	25,217	4.0	N/A	N/A
Bank	62,539	9.9	25,225	4.0	37,838	6.0

Tier 1 capital to average assets:
Consolidated	82,808	9.6	35,856	4.0	N/A	N/A
Bank	62,539	7.3	35,875	4.0	44,844	5.0

December 31, 2006:

Total capital to risk weighted assets:
Consolidated	$89,256	14.4%	$49,473	8.0%	N/A	N/A
Bank	66,632	10.8	49,408	8.0	$61,761	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	83,475	13.5	24,737	4.0	N/A	N/A
Bank	60,851	9.9	24,704	4.0	37,056	6.0

Tier 1 capital to average assets:
Consolidated	83,475	9.6	34,710	4.0	N/A	N/A
Bank	60,851	7.0	34,793	4.0	43,491	5.0

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s Asset/Liability Committee’s primary method for measuring and evaluating interest rate risk is income simulation analysis. This analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Interest rate scenarios tested generally include instantaneous rate shocks, static (or flat) rates and a ‘most-likely’ rate forecast. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a two-year period.
The table below sets forth, as of June 30, 2007 the estimated changes in the Company’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated
Net Interest Income over 12
months
200 basis point increase in rates	(7.92)%
100 basis point increase in rates	(4.16)%
Flat interest rates	—
100 basis point decrease in rates	3.29%
200 basis point decrease in rates	4.58%
As indicated in the table above, the result of an immediate 100 basis point increase in interest rates is estimated to decrease net interest income by 4.16% over a 12-month horizon, when compared to the flat rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to decline by 7.92% over a 12-month horizon, when compared against the flat rate scenario. The estimated change in net interest income from the flat rate scenario for 100 basis point and 200 basis point declines in the level of interest rates are increases of 3.29% and 4.58%, respectively. Inherent in these estimates is the assumption that savings and money market account deposit rates would change by 25 basis points and 37 basis points, respectively, for each 100 basis point change in market interest rates. These scenarios also assume no change in NOW account interest rates. However, interest rates for certain premium checking and money market accounts are expected to vary to the full extent of any increase or decrease in market interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.
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
(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities. On November 14, 2006, Benjamin Franklin Bancorp announced that its Board of Directors had authorized a plan to repurchase up to 412,490 shares (approximately 5%) of the Company’s outstanding common shares, at the discretion of management through open market transactions or negotiated block transactions. In the second quarter of 2007, the Company purchased 113,850 shares under this plan, as follows:

	(a) Total		(c) Total Number of	(d) Maximum number (or
	Number of	(b) Average	Shares Purchased as Part	approximate dollar value) of
	Shares	Price Paid per	of Publicly Announced	shares that may yet be purchased
Period	Purchased	Share	Plans or Programs	under the Plans or Programs
April 1-30	—	—	—	362,490
May 1-31	57,850	$14.71	57,850	304,640
June 1-30	56,000	$15.20	56,000	248,640
Item 3. Defaults on Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company held its annual meeting of stockholders on May 10, 2007 at which time the four nominees for director, as set forth in the proxy materials for the meeting, were elected with the following votes cast:

Name	For	Withheld
William F. Brady, Jr. D.D.S.	6,625,311	74,479
Donald P. Quinn	6,653,226	46,564
Thomas R. Venables	6,629,932	69,858
Alfred H. Wahlers	6,629,502	70,288
In addition, the stockholders approved the ratification of Wolf & Company, P.C. as our independent public accounting firm with the following votes cast:

Ratification of Wolf & Co.
For	6,665,013
Against	3,286
Abstentions	28,341
Broker Non-Votes	0
Item 5. Other Information.
Not applicable
Item 6. Exhibits.
The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit No.	Description	Footnotes
2.1	Plan of Conversion of Benjamin Franklin Bancorp.	3

2.2	Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2

3.1	Articles of Organization of Benjamin Franklin Bancorp, Inc.	2

3.2	Bylaws of Benjamin Franklin Bancorp, Inc.	7

4.1	Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5

10.1.1	Form of Employment Agreement with Thomas R. Venables. *	6

10.1.2	Form of Employment Agreement with Claire S. Bean. *	6

10.2	Form of Change in Control Agreement with five other Executive Officers, providing one year’s severance to Karen Niro, Michael J. Piemonte and Kathleen P. Sawyer, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. This form contains all material information concerning the agreement and the only differences are the name and contact information of the executive officer who is party to the agreement and the number of years of severance provided. *	2

10.3	Form of Benjamin Franklin Bank Benefit Restoration Plan. *	2

10.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of March 22, 2006. *	8

10.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of March 22, 2006. *	8

10.5	Benjamin Franklin Bancorp Director Fee Continuation Plan. *	4

10.6	Benjamin Franklin Bancorp Employee Salary Continuation Plan. *	2

10.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004. *	2

Exhibit No.	Description	Footnotes
10.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004. *	2

10.8	Benjamin Franklin Bancorp, Inc. 2006 Stock Incentive Plan *	9

10.8.1	Form of Incentive Stock Option Agreement *	10

10.8.2	Form of Non-Statutory Stock Option Agreement (Officer) *	10

10.8.3	Form of Non-Statutory Stock Option Agreement (Director) *	10

10.8.4	Form of Restricted Stock Agreement (Officer) *	10

10.8.5	Form of Restricted Stock Agreement (Director) *	10

10.9	Purchase and Sale Agreement dated December 19, 2006.	11

11	See Note 3 to the Financial Statements for a discussion of earnings per share.	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

*	Relates to compensation.
1.	Filed herewith.

2.	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3.	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4.	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.

7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

8.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2006

9.	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on March 28, 2006.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A, filed on August 18, 2006.

11.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 26, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.
Date: August 8, 2007	By:	/s/ Thomas R. Venables
Thomas R. Venables
President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ Claire S. Bean
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