Form 10-Q
period 2007-09-30
Benjamin Franklin Bancorp, Inc.
filed 2007-11-08
CIK 1302176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51194

Benjamin Franklin Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-3336598
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

58 Main Street, Franklin, MA	02038
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (508) 528-7000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X ]	Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [     ]     No[ X ]
          Shares outstanding of the registrant’s common stock (no par value) at November 8, 2007: 7,884,927

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
( Dollars in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$15,502	$16,115
Cash supplied to ATM customers	43,523	39,732
Short-term investments	11,534	16,748

Total cash and cash equivalents	70,559	72,595

Securities available for sale, at fair value	153,750	126,982
Securities held to maturity, at amortized cost	-	31
Restricted equity securities, at cost	11,399	10,951

Total securities	165,149	137,964

Loans
Residential real estate	193,603	212,910
Commercial real estate	163,929	159,322
Construction	60,696	68,877
Commercial business	138,811	101,055
Consumer	40,850	39,656

Total loans, gross	597,889	581,820
Allowance for loan losses	(5,798)	(5,781)

Loans, net	592,091	576,039

Trading assets	15,138	-
Loans held for sale, net	-	63,730
Premises and equipment, net	5,571	5,202
Accrued interest receivable	3,667	3,480
Bank-owned life insurance	10,598	10,298
Goodwill	33,763	33,763
Other intangible assets	2,658	3,069
Other assets	7,896	7,538

	$907,090	$913,678

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Regular savings accounts	$79,524	$81,569
Money market accounts	109,894	93,988
NOW accounts	49,595	28,606
Demand deposit accounts	117,404	120,966
Time deposit accounts	271,338	308,050

Total deposits	627,755	633,179

Short-term borrowings	1,150	10,000
Long-term debt	158,836	148,969
Deferred gain on sale of premises	3,594	3,783
Other liabilities	8,690	8,342

Total liabilities	800,025	804,273

Common stock, no par value; 75,000,000 shares authorized; 8,141,937 shares issued and 7,971,217 shares outstanding at September 30, 2007; 8,468,137 shares issued and 8,249,802 shares outstanding at December 31, 2006	-	-
Additional paid-in capital	78,863	82,909
Retained earnings	37,773	36,634
Unearned compensation	(7,312)	(7,938)
Accumulated other comprehensive loss	(2,259)	(2,200)

Total stockholders’ equity	107,065	109,405

	$907,090	$913,678

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$9,856	$9,620	$29,273	$27,698
Debt securities	1,904	1,396	5,543	4,035
Dividends	180	245	512	388
Short-term investments	141	134	644	536

Total interest and dividend income	12,081	11,395	35,972	32,657

Interest expense:
Interest on deposits	4,367	3,691	12,832	10,328
Interest on borrowings	1,948	1,719	5,496	4,518

Total interest expense	6,315	5,410	18,328	14,846

Net interest income	5,766	5,985	17,644	17,811
Provision for loan losses	65	200	211	327

Net interest income, after provision for loan losses	5,701	5,785	17,433	17,484

Other income:
ATM servicing fees	663	867	1,982	2,245
Deposit service fees	385	375	1,093	1,044
Loan servicing fees	297	106	770	382
Gain on sale of loans, net	217	110	514	249
Gain on sale of securities	-	10	-	10
Security impairment writedown	-	-	-	(35)
Gain on sale of bank-owned premises, net	63	-	377	-
Gain on trading assets	138	-	138	-
Gain on sale of CSSI customer list	-	-	100	-
Income from bank-owned life insurance	105	99	300	250
Miscellaneous	211	171	571	581

Total other income	2,079	1,738	5,845	4,726

Operating expenses:
Salaries and employee benefits	3,631	3,063	11,073	8,509
Occupancy and equipment	844	662	2,587	1,970
Data processing	601	512	1,803	1,413
Professional fees	179	232	651	965
Marketing and advertising	159	214	488	525
Amortization of intangible assets	197	254	619	832
Other general and administrative	631	786	2,498	2,228

Total operating expenses	6,242	5,723	19,719	16,442

Income before income taxes	1,538	1,800	3,559	5,768
Provision for income taxes	467	632	1,067	2,073

Net income	$1,071	$1,168	$2,492	$3,695

Weighted-average shares outstanding:
Basic	7,622,441	7,931,455	7,700,171	7,996,242
Diluted	7,666,939	7,937,021	7,736,356	7,998,098

Earnings per share:
Basic	$0.14	$0.15	$0.32	$0.46
Diluted	$0.14	$0.15	$0.32	$0.46
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity
Balance at December 31, 2005	8,488,898	$-	$82,849	$32,942	$(5,353)	$(2,326)	$108,112

Comprehensive income:
Net income	-	-	-	3,695	-	-	3,695
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	-	-	-	-	-	291	291

Total comprehensive income							3,986

Dividends declared ($.09 per share)	-	-	-	(770)	-	-	(770)
Common stock repurchased	(239,096)	-	(3,373)	-	-	-	(3,373)
Issuance of common stock in connection with Stock Incentive Plan	-	-	3,046	-	(3,046)	-	-
Restricted stock expense	-	-		-	111	-	111
Stock option expense	-	-	139	-	-	-	139
Release of ESOP stock	-	-	28	-	138	-	166

Balance at September 30, 2006	8,249,802	$-	$82,689	$35,867	$(8,150)	$(2,035)	$108,371

Balance at December 31, 2006	8,249,802	$-	$82,909	$36,634	$(7,938)	$(2,200)	$109,405

Comprehensive income:
Net income	-	-	-	2,492	-	-	2,492
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	-	-	-	-	-	(160)	(160)

Total comprehensive income							2,332

Common stock repurchased	(326,200)	-	(4,628)	-	-	-	(4,628)
Restricted stock expense	47,615	-	-	-	487	-	487
Stock option expense	-	-	547	-	-	-	547
Release of ESOP stock	-	-	35	-	139	-	174
FASB Statement No. 158 tax effect adjustment	-	-	-	-	-	101	101
Dividends declared ($.16 per share)	-	-	-	(1,353)	-	-	(1,353)

Balance at September 30, 2007	7,971,217	$-	$78,863	$37,773	$(7,312)	$(2,259)	$107,065

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,492	$3,695
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of securities, net	(472)	(582)
Amortization (accretion) of loans, net	91	(50)
Gain on sales of securities, net	-	(10)
Gain on sale of bank-owned premises, net	(377)	-
Provision for loan losses	211	327
Accretion of deposits and borrowings, net	(7)	(30)
Amortization of mortgage servicing rights	225	181
Depreciation and amortization	688	752
Amortization of intangible assets	619	832
Stock-based compensation and ESOP expense	1,208	416
Income from bank-owned life insurance	(300)	(250)
Gain on trading assets	(138)	-
Gains on sales of loans, net	(514)	(249)
Loans originated for sale	(41,305)	(23,660)
Proceeds from sales of loans	41,818	23,909
Purchases of trading assets	(15,000)	-
Increase in accrued interest receivable	(187)	(538)
Security impairment writedown	-	35
Other, net	(22)	293

Net cash provided by operating activities	(10,969)	5,071

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	-	10
Maturities, calls, and principal repayments	48,178	53,123
Purchases	(74,580)	(53,691)
Principal repayments on held-to-maturity securities	4	66
Net change in restricted equity securities	(448)	(974)
Purchases of mortgage loans	-	(16,118)
Loan originations, net	(15,516)	(14,689)
Proceeds from sales of loans held for sale	62,122	-
Proceeds from sales of bank-owned premises	821	-
Purchases of bank-owned life insurance	-	(2,500)
Purchases of identifiable intangible assets	(208)	-
Additions to premises and equipment	(1,057)	(1,306)

Net cash provided by (used for) investing activities	19,316	(36,079)

(Continued)
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from financing activities:
Net increase (decrease) in deposits	(5,399)	14,608
Net proceeds from (repayments of) short-term borrowings	(8,850)	8,000
Proceeds from long-term debt	27,000	52,000
Repayments of long-term debt	(17,151)	(40,403)
Common stock repurchased	(4,628)	(3,373)
Dividends paid on common stock	(1,353)	(770)

Net cash provided by (used for) financing activities	(10,381)	30,062

Net change in cash and cash equivalents	(2,036)	(946)
Cash and cash equivalents at beginning of period	72,595	65,750

Cash and cash equivalents at end of period	$70,559	$64,804

Supplemental cash flow information:
Interest paid on deposits	$12,977	$10,390
Interest paid on short-term borrowings	222	154
Interest paid on long-term debt	5,207	4,291
Income taxes paid	970	2,860
Loans held for sale transferred to loans, net	1,063	-
Loans held for sale transferred to other assets	545	-
Loans transferred to other real estate owned	225	-
Securities transferred from held-to-maturity to available for sale	26	-
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

The Company operates as one reportable segment for financial reporting purposes. All significant intercompany items are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

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

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 did not have a material effect on the financial statements.

2.	Commitments
Outstanding loan commitments totaled $119.2 million at September 30, 2007, compared to $108.1 million as of December 31, 2006. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit.

3.	Earnings per share
Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period. For the three and nine month periods ending September 30, 2007, potentially dilutive common stock equivalents totaled 44,498 and 36,185 shares, respectively, representing the effect of dilutive restricted stock. For the three and nine month periods ending September 30, 2006, potentially dilutive common stock equivalents totaled 5,566 and 1,856 shares, respectively. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.
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
Critical Accounting Policies
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2006 Annual Report on Form 10-K, the Company considers its critical accounting policies to be those associated with income taxes, intangible assets and the determination of the allowance for loan losses. The Company’s critical accounting policies have not changed since December 31, 2006.
Comparison of Financial Condition at September 30, 2007 and December 31, 2006
Overview
Total assets decreased by $6.6 million, or 0.7%, to $907.1 million at September 30, 2007 from $913.7 million at December 31, 2006. The reduction in assets was primarily attributable to the liquidation of loans held for sale, which aggregated $63.7 million at December 31, 2006. Offsetting this decrease, in part, was an increase in securities totaling $27.2 million, or 19.7%, and an increase in net portfolio loans outstanding of $16.1 million, or 2.8%, during the first nine months of 2007. In addition, the Company purchased a $15.0 million investment in a mutual fund in the third quarter of 2007, which is classified as a trading asset. Deposits decreased by $5.4 million, or 0.9%, during the nine months ended September 30, 2007.
On May 1, 2007, the Bank and its subsidiary, Creative Strategic Solutions, Inc. (“CSSI”), entered into an agreement to sell certain of CSSI’s assets (principally its customer list and rights and obligations under its customer contracts) to another bank with an ATM servicing division. Although most rights and obligations of CSSI and the Bank under its various customer contracts were assigned to the buyer as part of this transaction, the Bank has retained the right to continue to supply ATM cash in accordance with the needs of its former customers, for a minimum of 30 months. At May 1, 2007, the cash needs of CSSI customers approximated $33 million, an amount that subsequently has grown to $43.5 million as of September 30, 2007. The Bank earns fees for supplying this cash at a rate that is tied to the prime rate of interest. This rate will vary over time with changes in prime and with changes in the blended rate paid by former CSSI customers to the buyer. The purchase price for this sale is structured as a series of payments over 24 months, subject to adjustment up or down based on a) former CSSI customer cash balances outstanding, and b) rates paid by former CSSI customers for the use of that cash. The first such payment of $100,000 was received in May 2007. If former CSSI customer balances and rates remain at levels outstanding at closing, the remaining payments to the Bank over the 24-month period will aggregate approximately $300,000.
Investment Activities
Cash and cash equivalent balances decreased by $2.0 million to $70.6 million at September 30, 2007, compared to $72.6 million at December 31, 2006. The $2.0 million decrease was largely the result of a $5.2 million decrease in short-term investments, offset by an increase in cash supplied to ATM customers of $3.8 million. The increase in ATM cash outstanding is largely attributable to normal seasonal fluctuations.
At September 30, 2007, the Company’s investment portfolio amounted to $165.1 million, or 18.2% of total assets. The investment portfolio increased by $27.2 million, or 19.7%, since December 31, 2006. The increase largely resulted from the re-deployment of part of the proceeds realized upon the sale of $63.7 million of loans held for sale during the first quarter of 2007. At that time, $34.6 million of mortgage-backed securities were acquired with the loan sale proceeds. During the third quarter of 2007, the Company also reclassified $26,000 of securities held to maturity to securities available for sale; this represented the remaining portion of a single seasoned mortgage-backed security pool that is nearly paid in full. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities at the dates indicated:

	September 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
Government-sponsored enterprise obligations	$90,132	$90,316	$97,723	$97,502
Municipal obligations	1,706	1,697	1,707	1,687
Mortgage-backed securities	64,169	61,737	29,677	27,793

Total available for sale securities	$156,007	$153,750	$129,107	$126,982

Securities held to maturity:
Mortgage-backed securities	$-	$-	$31	$31

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$8,918	$8,918	$8,470	$8,470
Access Capital Strategies Community Investment Fund	1,965	1,965	1,965	1,965
SBLI & DIF stock	516	516	516	516

Total restricted equity securities	$11,399	$11,399	$10,951	$10,951

In the third quarter of 2007, the Company designated a newly purchased $15.0 million short-term money market mutual fund as a trading asset. The trading asset is listed as a separate item on the Company’s balance sheet (not within securities), and gains or losses on the asset (changes in market value) are reflected in non-interest income.
Lending Activities
The Company’s net loan portfolio aggregated $592.1 million on September 30, 2007, or 65.3% of total assets on that date. As of December 31, 2006, the net loan portfolio, including loans held for sale, totaled $639.8 million, or 70.0% of total assets.
In February of 2007, the Company received $62.1 million from the sale of below-market-rate adjustable rate residential mortgage loans that had previously been designated as held for sale in the fourth quarter of 2006. The proceeds were used to purchase investments, pay-down maturing borrowings, and fund future commercial loan growth. Excluding the loans held for sale, residential mortgage loans outstanding decreased by $19.3 million or 9.1% during the first nine months of 2007. The Company retains adjustable rate mortgage loans in its portfolio while selling fixed rate loan originations into the secondary market. During the first nine months of 2007, residential customers have displayed a strong preference for fixed rate mortgages. The Bank sold $41.8 million of residential mortgage loans into the secondary market in the first nine months of 2007, compared to $23.9 million during the first nine months of 2006.
The Company’s commercial loan portfolio, consisting of commercial real estate, construction, and commercial business product lines, increased during the nine months ended September 30, 2007 by $34.2 million, or 10.4%, to $363.4 million. This growth was achieved despite significant pay downs, most notably in the construction loan portfolio, which has declined by $8.2 million or 11.9% since December 31, 2006. Growth in the Company’s commercial business portfolio (including owner-occupied real estate) was robust, increasing by $37.8 million or 37.4% over the nine-month period. The Company reclassified commercial loans secured primarily by owner-occupied real estate from the commercial real estate category to the commercial business category at the end of the most recent quarter. Amounts reclassified include $101.1 million at September 30, 2007 and $72.2 million at December 31, 2006.
The following table sets forth the composition of the loan portfolio at the dates indicated:

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$193,603	32.4%	$212,910	36.6%
Commercial	163,929	27.4%	159,322	27.4%
Construction	60,696	10.2%	68,877	11.8%
Home equity	38,327	6.4%	36,546	6.3%

	456,555	76.4%	477,655	82.1%

Other loans:
Commercial business	138,811	23.2%	101,055	17.4%
Consumer	2,523	0.4%	3,110	0.5%

	141,334	23.6%	104,165	17.9%

Total loans, gross	597,889	100.0%	581,820	100.0%

Allowance for loan losses	(5,798)		(5,781)

Total loans, net	$592,091		$576,039

Non-performing Assets
Non-performing assets includes non-performing loans and other real estate owned (“OREO”). OREO consists of real estate acquired through foreclosure proceedings and/or through acceptance of a deed in lieu of foreclosure. Non-performing loans include both non-accrual loans and loans past due 90 days or more, but still accruing. The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates):

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$814	$230
Commercial mortgage	2,244	1,257
Construction	-	-
Commercial business	-	-
Consumer	189	61

Total non-accrual loans	$3,247	$1,548

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	$-	$-
Commercial mortgage	-	-
Construction	-	-
Commercial business	-	-
Consumer	-	-

Total loans 90 days and still accruing	$-	$-

Total non-performing loans	$3,247	$1,548

Other real estate owned	$225	$-

Total non-performing assets	$3,472	$1,548

Ratios:

Non-performing loans to total loans (1)	0.54%	0.24%
Non-performing assets to total assets	0.38%	0.17%

(1)	Including loans held for sale.
The $1.9 million increase in non-performing assets at September 30, 2007 compared to year end 2006 is due primarily to the addition of two commercial loans totaling $1.0 million, which management believes are well-secured, and to the addition of several residential mortgage and home equity loans totaling approximately $857,000. Residential mortgage loans on non-accrual are also generally well secured, with the exception of one loan carrying a specific reserve within the allowance for loan losses in the amount of $5,000.
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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures. At September 30, 2007 and December 31, 2006, the Company’s impaired loans totaled $2.6 million and $1.3 million, respectively. At September 30, 2007, $43,000 was carried as a specific valuation allowance within the allowance for loan losses for impaired loans. At December 31, 2006, no specific valuation allowance was carried for impaired loans.
While the Company believes that it has established adequate specific and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Company’s regulators periodically review the allowance for loan losses.
The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$5,887	$5,797	$5,781	$5,670

Charge-offs:
Mortgage loans on real estate	(143)	-	(143)	-

Other loans:
Commercial business	-	(40)	(7)	(40)
Consumer	(24)	(32)	(85)	(78)

Total other loans	(24)	(72)	(92)	(118)

Total charge-offs	(167)	(72)	(235)	(118)

Recoveries:
Mortgage loans on real estate	-	-	-	-

Other loans:
Commercial business	6	7	10	31
Consumer	7	9	31	31

Total other loans	13	16	41	62

Total recoveries	13	16	41	62

Net charge-offs	(154)	(56)	(194)	(56)
Provision for loan losses	65	200	211	327

Balance at end of period	$5,798	$5,941	$5,798	$5,941

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.10%	0.04%	0.04%	0.01%
Allowance for loan losses to non-performing loans at end of period	178.57%	314.84%	178.57%	314.84%
Allowance for loan losses to total loans at end of period	0.97%	0.93%	0.97%	0.93%
Deposits
The following table sets forth the Company’s deposit accounts for the periods indicated:

	September 30,	% of	December 31,	% of
	2007	Total	2006	Total
	(Dollars in thousands)
Deposit type:
Demand deposit accounts	$117,404	18.7%	$120,966	19.1%
NOW accounts	49,595	7.9%	28,606	4.5%
Regular savings accounts	79,524	12.7%	81,569	12.9%
Money market accounts	109,894	17.5%	93,988	14.8%

Total non-certificate accounts	356,417	56.8%	325,129	51.3%

Term certificates less than $100,000	162,729	25.9%	176,677	27.9%
Term certificates of $100,000 or more	108,609	17.3%	131,373	20.8%

Total certificate accounts	271,338	43.2%	308,050	48.7%

Total deposits	$627,755	100.0%	$633,179	100.0%

In the first nine months of 2007, total deposits decreased by $5.4 million, or 0.9%, compared to December 31, 2006. The mix of deposits improved, as core deposit accounts increased a total of $31.3 million or 9.6% during the first three quarters of 2007. This growth was primarily the result of increased commercial cash management product offerings and associated sales efforts, as well as to the introduction of a new NOW account product offering developed for retail customers. Time deposits decreased by $36.7 million during the first nine months of 2007, as the Bank has been less aggressive in pricing its premium-rate promotional certificate offerings.
Borrowed Funds
Borrowed funds increased by $1.0 million, or 0.6%, during the first nine months of 2007. The increase was the result of net growth of $9.9 million in term advances outstanding from the Federal Home Loan Bank of Boston (“FHLBB”), less net repayments of $8.9 million in short-term borrowings with the FHLBB. The Company utilizes FHLBB funding to augment deposits as a funding source for asset growth. Within the context of managing the entire balance sheet, new term borrowings are often taken out for two or more years since the Company’s time deposits mature predominantly at shorter terms.
The Company intends to prepay $9.0 million in subordinated debt (trust preferred securities) in November 2007. The debt currently bears an interest rate of 6.94% and will likely be replaced by a combination of deposit growth and / or additional FHLBB borrowings.
Stockholder’s Equity
Total stockholders’ equity was $107.1 million as of September 30, 2007, a decrease of $2.3 million when compared to $109.4 million at December 31, 2006. This decrease was primarily attributable to the repurchase of 326,200 common shares ($4.6 million) and dividends declared ($1.4 million), offset in part by net income ($2.5 million) and stock-based compensation ($1.2 million). In November 2006, the Company authorized a plan to repurchase up to 412,490 shares (approximately 5%) of the Company’s outstanding common shares, at the discretion of management through open market transactions or negotiated block transactions. Through September 30, 2007, the total number of common shares repurchased by the Company under this plan was 326,200.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2007 and 2006
The Company earned net income of $1.1 million for the quarter ended September 30, 2007, a decrease of $97,000, or 8.3%, compared to net income of $1.2 million earned in the third quarter of 2006. The earnings decline reflected higher operating expenses and lower net interest income, which were partially offset by growth in non-interest income and a decrease in the loan loss provision.
The Company earned net income of $2.5 million for the nine months ended September 30, 2007, a decline of $1.2 million, or 32.6%, compared to the $3.7 million earned in the first nine months of 2006. This earnings decline largely reflected higher operating expenses, partially offset by growth in non-interest income.
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

	Three Months Ended September 30,

	2007			2006
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$599,107	$9,856	6.48%	$633,064	$9,620	6.00%
Securities	165,391	2,084	5.04%	136,104	1,641	4.10%
Short-term investments	17,089	141	3.24%	10,562	134	4.96%

Total interest-earning assets	781,587	12,081	6.11%	779,730	11,395	5.66%
Non-interest-earning assets	126,353			113,101

Total assets	$907,940			$892,831

Interest-bearing liabilities:
Savings accounts	$80,416	100	0.50%	$90,143	113	0.50%
Money market accounts	111,259	798	2.85%	94,712	502	2.10%
NOW accounts	46,876	314	2.66%	25,941	9	0.15%
Certificates of deposit	275,601	3,155	4.54%	290,595	3,067	4.19%

Total deposits	514,152	4,367	3.37%	501,391	3,691	2.92%
Borrowings	156,256	1,948	4.88%	147,866	1,719	4.55%

Total interest-bearing liabilities	670,408	6,315	3.72%	649,257	5,410	3.29%
Non-interest bearing liabilities	129,842			134,481

Total liabilities	800,250			783,738
Equity	107,690			109,093

Total liabilities and equity	$907,940			$892,831

Net interest income		$5,766			$5,985

Net interest rate spread (2)			2.39%			2.37%
Net interest-earning assets (3)	$111,179			$130,473

Net interest margin (4)			2.93%			3.05%
Average interest-earning assets to interest-bearing liabilities			116.58%			120.10%

(1)	Yields and rates for the three months ended September 30, 2007 and 2006 are annualized.

(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,

	2007			2006
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$609,710	$29,273	6.36%	$621,074	$27,698	5.91%
Securities	161,963	6,055	4.99%	137,547	4,423	4.29%
Short-term investments	17,428	644	4.88%	15,221	536	4.64%

Total interest-earning assets	789,101	35,972	6.04%	773,842	32,657	5.60%
Non-interest-earning assets	114,858			113,255

Total assets	$903,959			$887,097

Interest-bearing liabilities:
Savings accounts	$82,338	306	0.50%	$93,835	352	0.50%
Money market accounts	106,243	2,167	2.73%	103,106	1,728	2.24%
NOW accounts	37,935	621	2.19%	27,111	30	0.15%
Certificates of deposit	285,655	9,738	4.56%	281,552	8,218	3.90%

Total deposits	512,171	12,832	3.35%	505,604	10,328	2.73%
Borrowings	151,535	5,496	4.78%	136,892	4,518	4.35%

Total interest-bearing liabilities	663,706	18,328	3.68%	642,496	14,846	3.08%
Non-interest bearing liabilities	131,359			135,763

Total liabilities	795,065			778,259
Equity	108,894			108,838

Total liabilities and equity	$903,959			$887,097

Net interest income		$17,644			$17,811

Net interest rate spread (2)			2.36%			2.52%
Net interest-earning assets (3)	$125,395			$131,346

Net interest margin (4)			2.99%			3.08%
Average interest-earning assets to interest-bearing liabilities			118.89%			120.44%

(1)	Yields and rates for the nine months ended September 30, 2007 and 2006 are annualized.

(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease)
	Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(533)	$769	$236
Securities	366	77	443
Short-term investments	64	(57)	7

Total interest-earning assets	(103)	789	686

Interest-bearing liabilities:
Savings accounts	(11)	(1)	(12)
Money market accounts	98	198	296
NOW accounts	13	291	304
Certificates of deposit	(163)	251	88

Total deposits	(63)	739	676
Borrowings	101	128	229

Total interest-bearing liabilities	38	867	905

Change in net interest income	$(141)	$(78)	$(219)

	Nine Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease)
	Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(514)	$2,089	$1,575
Securities	851	781	1,632
Short-term investments	81	27	108

Total interest-earning assets	418	2,897	3,315

Interest-bearing liabilities:
Savings accounts	(43)	(3)	(46)
Money market accounts	54	385	439
NOW accounts	18	573	591
Certificates of deposit	121	1,399	1,520

Total deposits	150	2,354	2,504
Borrowings	508	470	978

Total interest-bearing liabilities	658	2,824	3,482

Change in net interest income	$(240)	$73	$(167)

Net interest income for the quarter ended September 30, 2007 was $5.8 million, a decrease of $219,000 or 3.7% when compared to $6.0 million earned for the quarter ended September 30, 2006. The $219,000 year-over-year decrease was the result of a twelve basis point drop in the net interest margin, offset slightly by nominal balance sheet growth. Average interest-earning assets increased by $1.9 million, or 0.2%, comparing the two quarters year-over-year.
The Company’s net interest margin was 2.93% for the three months ended September 30, 2007, twelve basis points less than the 3.05% margin for the third quarter of 2006. Throughout much of a two-year period, increased price competition for time deposits and money market accounts, as well as a flattening, flat or inverted interest rate yield curve, have contributed to a decrease in the Company’s net interest margin. Management actions taken over the past four quarters to counter the downward trend in margin included the sale of $63.7 million of low-rate residential mortgages and a six-branch sale/leaseback transaction, which served to convert non-earning real estate assets to earning assets. Since December 31, 2006, the Company has worked to reshape its mix of earning assets and deposits to promote the widening of its net interest margin, demonstrated through growth in core deposit accounts (up $31.3 million or 9.6%) and growth in commercial loans (up $34.2 million or 10.4%). The net interest margin was also adversely impacted during the most recent quarter by a $15.0 million investment in a mutual fund classified as a trading asset. The increase in ATM cash outstanding (up $4.1 million, comparing the third quarter of 2007 to the comparable 2006 quarter) had a similar adverse effect on the net interest margin. While the Company has earned non-interest income from these assets, they are not included in earning assets, yet required interest-bearing borrowings to fund them.
Interest income for the quarter ended September 30, 2007 was $12.1 million, an increase of $686,000 or 6.0% compared to $11.4 million earned in the quarter ended September 30, 2006. The $686,000 increase arose primarily from a 45 basis point increase in the yield earned on average interest-earning assets, complemented slightly by growth of $1.9 million (or 0.2%) in those assets. The largest amount of growth in average interest-earning assets between the two periods was in securities ($29.3 million), while average loan balances declined $34.0 million. In the first quarter of 2007, the Company sold $63.7 million of low-yield residential mortgage loans and used $34.6 million of those proceeds to purchase mortgage-backed securities. An increase in the loan yield of 48 basis points, comparing the year-over-year quarterly periods, was caused largely by a shift in loan mix toward higher-earning accounts. The commercial loan portfolio, on average, grew by $59.4 million, or 19.5%, while the residential mortgage portfolio, on average, decreased by $94.1 million, or 32.6%. The yield earned on securities increased by 94 basis points, comparing the two quarterly periods, due both to re-investments of maturities at higher market rates and a $31.4 million increase in the average balance of higher-yielding mortgage-backed securities.
Interest expense for the three months ended September 30, 2007 was $6.3 million, an increase of $905,000 or 16.7% over the $5.4 million incurred in the comparable quarter of 2006. The $905,000 increase stemmed primarily from a 43 basis point increase in the cost of average interest-bearing liabilities, augmented by a $21.2 million increase in the average balance of those liabilities. The short duration of the Company’s time deposit portfolio and intense market competition fueled a 35 basis point increase in the cost of time accounts, year-over-year. The cost of borrowed funds also increased, by 33 basis points, as new borrowings and rollovers of existing borrowings bore higher prices than in the comparable 2006 period. The growth in average interest-bearing liabilities between the comparable 2007 and 2006 quarters consisted of deposits ($12.8 million) and borrowed funds ($8.4 million). Within the deposit portfolio, interest-bearing non-maturity deposits increased on average by $27.8 million, while time deposits decreased on average by $15.0 million. The Company has focused upon growth in non-maturity deposits, including new commercial money market and retail NOW account product lines, during 2007.
Net interest income for the first nine months of 2007 was $17.6 million, a decrease of $167,000, or 0.9%, compared to $17.8 million earned in the first nine months of 2006. Balance sheet growth was unable to offset a nine basis point drop in net interest margin, year-over-year. The Company’s net interest margin was 2.99% for the nine months ended September 30, 2007, compared to 3.08% for the comparable period in 2006.

Interest income for the nine months ended September 30, 2007 was $36.0 million, an increase of $3.3 million or 10.2% compared to $32.7 million earned during the same nine-month period in 2006. The $3.3 million increase arose predominantly from a 44 basis point increase in the yield earned on average interest-earning assets, supplemented by growth of $15.3 million (or 2.0%) in those assets. The average securities portfolio increased between the two periods by $24.4 million, while average loan balances decreased by $11.4 million. In the first quarter of 2007, the Company sold $63.7 million of residential mortgage loans and used $34.6 million of those proceeds to purchase securities. The increase in earning-asset yield included increases of 45 basis points on loans and 70 basis points on securities. A change in portfolio mix was a major factor in the improved loan yield, as on average commercial loans grew by $61.6 million, or 21.0%, while residential mortgages decreased by $75.4 million, or 26.0%. On a year-to-date basis, the commercial loan portfolio has earned 192 basis points more than the residential mortgage loan portfolio. The securities yield increased due both to re-investments of maturities at higher market rates and the purchase of $34.6 million in higher-yielding mortgage-backed securities in the first quarter of 2007.
Interest expense for the nine months ended September 30, 2007 was $18.3 million, an increase of $3.5 million or 23.5% over the $14.8 million incurred during the comparable period in 2006. The $3.5 million increase resulted primarily from a 60 basis point increase in the cost of average interest-bearing liabilities, although the average balance of those liabilities also increased by $21.2 million, or 3.3%. The 60 basis point increase was due largely to a 66 basis point rise in the cost of time accounts, as new and rollover money was priced at higher short-term rates prevalent in a highly competitive regional market. The Company also introduced new retail (NOW) and business core deposit products (MMA) to the market over the past twelve months, generating over $57 million in account balances by September 30, 2007, albeit at higher pay rates compared to prior offerings. The cost of borrowed funds also increased by 43 basis points between the nine-month periods, as new borrowings and rollovers bore higher prices. The growth in average interest-bearing liabilities between the comparable 2007 and 2006 year-to-date periods consisted of $14.6 million in borrowed funds and $6.6 million in deposits.
Provision for Loan Losses
The provision for loan losses was $65,000 for the three months ended September 30, 2007, $135,000 less than the provision of $200,000 in the third quarter of 2006. For the first nine months of 2007 and 2006, the provision for loan losses amounted to $211,000 and $327,000, respectively. The allowance for loan losses totaled $5.8 million, or .97% of total loans, at September 30, 2007 as compared to $5.8 million, or .99% of total loans, at December 31, 2006.
The provisions for loan losses generally are a function of growth and changes in mix in the loan portfolio. However, the year-to-date provision in 2007 also reflects a change made in the method of calculating loan loss reserves for loan commitments and the undrawn portions of lines of credit. In the second quarter of 2007, the Company re-analyzed the risk characteristics of these various off-balance sheet credit exposures and determined it appropriate to reduce its allowance by $260,000 for this category. Without this credit, the provision for loan losses for the nine months ended September 30, 2007 would have approximated $471,000.
Non-interest Income
Non-interest income increased by $341,000, or 19.6% to $2.1 million for the three-month period ended September 30, 2007, compared to $1.7 million earned in the third quarter of 2006. In the third quarter of 2007, the Company purchased a $15.0 million mutual fund holding and classified it as a trading asset, due to its intention and ability to redeem the asset in a short-term time frame. The gain recorded on this trading asset was $138,000 in the third quarter of 2007, representing approximately 40% of the increase between the two quarterly periods. Gains on sales of residential mortgage loans also increased by $107,000, or 97.3%, between the two quarterly periods. The Company sells its fixed rate mortgage originations into the secondary market, and the volume of these loans sold increased by 37%, or $4.0 million, comparing the two periods. The Company also recorded $63,000 in income in the three months ended September 30, 2007, representing accretion of a deferred gain on a six branch sale /

leaseback transaction completed in the fourth quarter of 2006. The remaining deferred gain of $3.6 million will be accreted into income over the duration of a 15-year lease term. Loan servicing fees increased by $191,000 comparing the two three-month periods, predominantly reflecting the collection of higher commercial loan prepayment penalties in the 2007 quarter.
ATM servicing fees declined by $204,000, or 23.5%, comparing the third quarter of 2007 to 2006. As a result of the sale of certain CSSI assets in May 2007, the Company continues to earn fees for providing cash to former CSSI customers, but those fees are now lower, since the Company is no longer providing full administrative and operational service for these customers. As of May 1, 2007, the rate on cash provided declined to 6.76% from 8.30%, the approximate rate earned in the 6 months prior to the sale. Subsequent rate changes are dependent primarily on changes in the prime rate of interest. The Company also received $100,000, the first in a series of four payments for the sale, in the second quarter of 2007. If former CSSI customer balances and rates remain at levels outstanding at closing, the remaining payments to the Company will aggregate approximately $300,000 by May 1, 2009.
Non-interest income of $5.8 million for the nine-month period ended September 30, 2007 was $1.1 million (or 23.7%) higher than the $4.7 million earned in the identical period of 2006. Loan servicing fees and gains on sales of loans increased by $388,000 and $265,000, respectively, when comparing the first nine months of 2007 and 2006. These increases were largely the result of collection of prepayment penalties and other fees, and growth in sales of fixed rate loans originated and sold, or serviced for others. The Company recorded $377,000 in gains on the sale of bank-owned premises in the 2007 year-to-date period, including $187,000 on land for which there were no plans for future use. The remaining $190,000 represented accretion of the deferred gain on the branch sale / leaseback transaction completed in the fourth quarter of 2006. Year-over-year, the Company also benefited from gains on trading assets ($138,000), and increases of $49,000 (or 4.7%) in deposit service fees and $50,000 in income from bank-owned life insurance. Fees for ATM servicing, including the $100,000 gain on sale of the CSSI customer list, decreased by $163,000 or 7.3% in comparing the two nine-month periods.
Non-interest Expense
Non-interest expenses totaled $6.2 million for the three-month period ended September 30, 2007, an increase of $519,000, or 9.1%, over the $5.7 million incurred during the third quarter of 2006. Non-interest expenses were $19.7 million in the first nine months of 2007, $3.3 million or 19.9% higher than the nine months ended September 30, 2006. The primary factors for the increases in non-interest expenses include investments in human resources, new customer product offerings, and expansion of the Company’s geographic footprint. The Company has been aggressive in making labor, technology and capital resource commitments in order to expand its business opportunities long-term.
Comparing the third quarter of 2007 to 2006, salaries and employee benefits represented the largest increase in non-interest expense ($568,000, or 18.5%). The Company opened two new full-service branches in August 2006 and September 2007, and added other positions for business development (commercial lending, commercial cash management, retail administration and investment sales). The increase between the two quarterly periods also reflected higher accruals for the Company’s retirement and stock compensation plans, totaling $163,000 and $41,000, respectively.
Excluding salaries and benefits, all other non-interest expenses in the aggregate for the third quarter of 2007 were $49,000, or 1.8%, less than the same quarter of 2006. Occupancy and equipment expenses increased by $182,000 or 27.5%, mainly due to the inception of rental expense at eight locations (two new branches, and six branches involved in a sale/leaseback transaction in December 2006). An $89,000, or 17.4% increase in data processing costs between the two quarters was largely attributable to higher product development, software licensing and support, and service bureau costs. A decrease of $155,000 (or 19.7%) in other general and administrative expenses between the two quarterly periods included reductions of $23,000 in directors’ fees and $95,000 in operating expenses incurred for the CSSI ATM cash program. Professional fees also decreased by $53,000 (or 22.9%) between the two periods due to reductions in audit, legal, and consulting costs. In addition, amortization of a core deposit intangible asset created in the 2005 Chart Bank transaction decreased $67,000 from the comparable 2006 period.
Salaries and employee benefits expense comprised the largest increase in non-interest expense between the nine-month periods ended September 30, 2007 and 2006, rising by $2.6 million or 30.1%. The Company has added several staff positions for two new branches and other business development activities since July 2006. Payroll taxes and insurance costs also increased by 17.0% year-over-year, as a result of both the staffing expansion and higher insurance premiums. The Company began to accrue stock compensation expense, in conformity with FAS 123R accounting guidelines, in August 2006. These accruals were $784,000 higher in the first nine months of 2007 compared to 2006, while other retirement plan expenses (SERP, ESOP and 401K plans) increased by $313,000.
Excluding salaries and benefits, all other non-interest expenses combined grew by $713,000, or 9.0%, comparing the nine-month periods ended September 30, 2007 and 2006. Occupancy and equipment expenses increased by $617,000 or 31.3%, primarily from the inception of rental expense at eight locations (two new branches, and six branches involved in a sale/leaseback transaction in December 2006). A $390,000, or 27.6% increase in data processing costs between the two nine-month periods was largely attributable to higher product development, software licensing and support, and service bureau costs. Other general and administrative expenses increased by $270,000 or 12.1% between the two periods as well. The Company accelerated its amortization of capitalized debt issuance costs in connection with its plan to prepay $9.0 million of subordinated debt in November 2007, resulting in $203,000 of increased costs year-over-year. Amortization of the core deposit intangible asset created in the 2005 Chart Bank merger fell $226,000 from the comparable nine-month period in 2006. In addition, a drop of $314,000 (or 32.5%) in professional fees between the two nine-month periods was primarily attributable to the expiration of consulting contracts entered into in connection with the Chart Bank merger, as well as smaller reductions in legal and audit fees.
Income Taxes
Income tax expense of $467,000 recorded for the third quarter of 2007 resulted in an effective tax rate of 30.4%. In the third quarter of 2006, the income tax expense of $632,000 equated to an effective tax rate of 35.1%. Income tax expense of $1.1 million for the nine months ended September 30, 2007 resulted in an effective tax rate of 30.0%, while for the same year-to-date period in 2006 the income tax expense was $2.1 million, resulting in an effective tax rate of 35.9%. The lower effective tax rate in the 2007 periods partially reflects favorable tax treatment on the gain on sale of bank-owned land, as well as a higher relative proportion of taxable income being earned at the Company’s two securities corporations, whose earnings are taxed at lower state rates.
Liquidity and Capital Resources
The Company’s primary sources of funds consist of deposit inflows, borrowings, the amortization, prepayment and maturities of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit inflows and loan and mortgage-backed security prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At September 30, 2007, cash and due from banks, short-term investments and debt securities maturing within one year (excluding cash supplied to ATM customers) totaled $80.7 million or 8.9% of total assets.

The Company has ready access to short and long term borrowings as a member of the Federal Home Loan Bank of Boston. As of September 30, 2007, the Company had the ability to borrow an additional $31.8 million from the Federal Home Loan Bank of Boston.
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
The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:
Contractual Obligations:

	September 30, 2007
			More than	More than
			One Year	Three Years
		One Year	through Three	through Five	Over Five
	Total	or Less	Years	Years	Years
	(In thousands)
Federal Home Loan Bank advances(1)	$150,986	$34,150	$87,986	$21,000	$7,850
Subordinated debt (4)	9,000	-	-	-	9,000
Operating leases (2)	14,643	1,192	2,372	2,203	8,876
Other contractual obligations(3)	6,507	3,626	2,881	-	-

Total contractual obligations	$181,136	$38,968	$93,239	$23,203	$25,726

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

(4) The Company plans to prepay all of the subordinated debt in November 2007.

Loan Commitments

	September 30, 2007
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(In thousands)
Commitments to grant loans (1)	$21,122	$21,122	$-	$-	$-
Unused portion of commercial loan lines of credit	24,993	24,891	102	-	-
Unused portion of home equity lines of credit (2)	40,691	-	-	-	40,691
Unused portion of construction lines of credit (3)	28,753	17,134	11,619	-	-
Unused portion of personal lines of credit (4)	2,432	-	-	-	2,432
Commercial letter of credit	1,213	1,213	-	-	-

Total loan commitments	$119,204	$64,360	$11,721	$-	$43,123

General: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, and generally have fixed expiration dates or other termination clauses.

(1)	Commitments to grant loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.

(3)	Unused portions of construction lines of credit are available to the borrower for up to 2 years for development loans and up to 1 year for other construction loans.

(4)	Unused portions of personal lines of credit are available to customers in “good standing” indefinitely.

Minimum Regulatory Capital Requirements:
As of September 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2007 and December 31, 2006 are also presented in this table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2007:

Total capital to risk weighted assets:
Consolidated	$87,504	13.9%	$50,442	8.0%	N/A	N/A
Bank	69,481	11.0	50,604	8.0	$63,255	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	81,706	13.0	25,221	4.0	N/A	N/A
Bank	63,683	10.1	25,302	4.0	37,953	6.0

Tier 1 capital to average assets:
Consolidated	81,706	9.4	36,318	4.0	N/A	N/A
Bank	63,683	7.3	36,360	4.0	45,450	5.0

December 31, 2006:

Total capital to risk weighted assets:
Consolidated	$89,256	14.4%	$49,473	8.0%	N/A	N/A
Bank	66,632	10.8	49,408	8.0	$61,761	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	83,475	13.5	24,737	4.0	N/A	N/A
Bank	60,851	9.9	24,704	4.0	37,056	6.0

Tier 1 capital to average assets:
Consolidated	83,475	9.6	34,710	4.0	N/A	N/A
Bank	60,851	7.0	34,793	4.0	43,491	5.0
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The primary market risk affecting the Company is interest rate risk. The Company’s Asset/Liability Committee (“ALCO”) bears the responsibility for interest rate risk management. The ALCO monitors interest rate risk exposures versus policy guidelines and reports results to the Board of Directors. ALCO’s primary method for measuring and evaluating interest rate risk is income simulation analysis. This analysis considers the maturity and re-pricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Interest rate scenarios tested generally include instantaneous rate shocks, static (or flat) rates and a ‘most-likely’ rate forecast. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a two-year period.
The table below sets forth, as of September 30, 2007 the estimated changes in the Company’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated
Net Interest Income over 12
months
200 basis point increase in rates	(5.60)%
100 basis point increase in rates	(2.83)%
Flat interest rates	-
100 basis point decrease in rates	1.48%
200 basis point decrease in rates	0.74%
As indicated in the table above, the result of an immediate 100 basis point increase in interest rates is estimated to decrease net interest income by 2.83% over a 12-month horizon, when compared to the flat rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to decline by 5.60% over a 12-month horizon, when compared against the flat rate scenario. The estimated change in net interest income from the flat rate scenario for 100 basis point and 200 basis point declines in the level of interest rates are increases of 1.48% and 0.74%, respectively. Inherent in these estimates is the assumption that money market account deposit rates would change by 37 basis points for each 100 basis point change in market interest rates. These scenarios also assume no change in savings and NOW account interest rates. However, interest rates for certain premium NOW and money market accounts are expected to vary to the full extent of any increase or decrease in market interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.
There are inherent shortcomings in income simulation, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar maturities or periods to re-pricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and mortgage-backed securities, the degree to which early withdrawals occur on certificates of deposit and the volume of other deposit flows. As such, although the analysis shown above provides an indication of the Company’s sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.
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
(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities. On November 14, 2006, Benjamin Franklin Bancorp announced that its Board of Directors had authorized a plan to repurchase up to 412,490 shares (approximately 5%) of the Company’s outstanding common shares, at the discretion of management through open market transactions or negotiated block transactions. In the third quarter of 2007, the Company purchased 162,350 shares under this plan, as follows:

	(a) Total		(c) Total Number of	(d) Maximum number (or
	Number of	(b) Average	Shares Purchased as Part	approximate dollar value) of
	Shares	Price Paid per	of Publicly Announced	shares that may yet be purchased
Period	Purchased	Share	Plans or Programs	under the Plans or Programs
July 1-31	-	-	-	248,640
August 1-31	127,600	$13.30	127,600	121,040
September 1-30	34,750	$13.87	34,750	86,290

In October of 2007, the Company purchased the remaining 86,290 shares authorized under the plan, at an average price per share of $14.64.
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

Exhibit No.	Description	Footnotes

2.1	Plan of Conversion of Benjamin Franklin Bancorp.	3

2.2	Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2

3.1	Articles of Organization of Benjamin Franklin Bancorp, Inc.	2

3.2	Bylaws of Benjamin Franklin Bancorp, Inc.	7

4.1	Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5

10.1.1	Form of Employment Agreement with Thomas R. Venables. *	6

10.1.2	Form of Employment Agreement with Claire S. Bean. *	6

10.2	Form of Change in Control Agreement with five other Executive Officers, providing one year’s severance to Karen Niro, Michael J. Piemonte and Kathleen P. Sawyer, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. This form contains all material information concerning the agreement and the only differences are the name and contact information of the executive officer who is party to the agreement and the number of years of severance provided. *	2

10.3	Form of Benjamin Franklin Bank Benefit Restoration Plan. *	2

10.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of March 22, 2006. *	8

10.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of March 22, 2006. *	8

10.5	Benjamin Franklin Bancorp Director Fee Continuation Plan. *	4

10.6	Benjamin Franklin Bancorp Employee Salary Continuation Plan. *	2

10.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004. *	2

10.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004. *	2

10.8	Benjamin Franklin Bancorp, Inc. 2006 Stock Incentive Plan *	9

10.8.1	Form of Incentive Stock Option Agreement *	10

10.8.2	Form of Non-Statutory Stock Option Agreement (Officer) *	10

10.8.3	Form of Non-Statutory Stock Option Agreement (Director) *	10

10.8.4	Form of Restricted Stock Agreement (Officer) *	10

10.8.5	Form of Restricted Stock Agreement (Director) *	10

10.9	Purchase and Sale Agreement dated December 19, 2006.	11

11	See Note 3 to the Financial Statements for a discussion of earnings per share.	-

31.1	Certification of Chief Executive Officer pursuant to Section 302 earnings per share.	1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

*	Relates to compensation.
1.	Filed herewith.

2.	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3.	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4.	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.

7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

8.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2006

9.	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on March 28, 2006.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A, filed on August 18, 2006.

11.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 26, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.

Date: November 8, 2007	By:	/s/ Thomas R. Venables

Thomas R. Venables
President and Chief Executive Officer

Date: November 8, 2007	By:	/s/ Claire S. Bean

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