Form 10-K
period 2007-12-31
Benjamin Franklin Bancorp, Inc.
filed 2008-03-17
CIK 1302176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $93,746,600 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Shares outstanding of the registrant’s common stock (no par value) at March 15, 2008: 7,670,572.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 8, 2008, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of Form 10-K.

PART I

Item 1.	Business

General

Benjamin Franklin Bancorp, Inc. (the “Company”) was organized in 1996 as a mutual holding company in connection with Benjamin Franklin Bank’s reorganization into the mutual holding company form of organization. Benjamin Franklin Bancorp is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act. On April 4, 2005, the Company completed its mutual-to-stock conversion and related stock offering, and the acquisition of Chart Bank, a $260.7 million-asset bank with three offices in Middlesex County. Since the formation of Benjamin Franklin Bancorp, it has owned 100% of Benjamin Franklin Bank’s outstanding capital stock. At December 31, 2007, Benjamin Franklin Bancorp had total assets of $903.3 million and total deposits of $617.4 million.

Benjamin Franklin Bank (the “Bank”) is a full-service, community-oriented financial institution offering products and services to individuals, families and businesses through eleven offices located in Norfolk, Middlesex and Worcester counties in Massachusetts. Benjamin Franklin Bank was originally organized as a Massachusetts state-charted mutual savings bank in 1871. In 1996, it became a Massachusetts-chartered savings bank in stock form upon the formation of Benjamin Franklin Bancorp as its mutual holding company.

We may refer to Benjamin Franklin Bancorp and Benjamin Franklin Bank together as “Benjamin Franklin” since the financial condition and results of operation of Benjamin Franklin Bancorp closely reflect the financial condition and results of operation of its sole operating subsidiary, Benjamin Franklin Bank. Benjamin Franklin Bank’s business consists primarily of making loans to its customers, including commercial real estate loans, construction loans, commercial business loans, residential mortgages and consumer loans, and investing in a variety of investment and mortgage-backed securities. Benjamin Franklin Bank funds these lending and investment activities with deposits from the general public, funds generated from operations and selected borrowings. The Bank also provides non-deposit investment products to customers.

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

Market Area and Competition

The Company offers a variety of financial products and services designed to meet the needs of the communities it serves. Benjamin Franklin’s primary deposit-gathering area is concentrated west and southwest of Boston in the communities in which its eleven banking offices are located — specifically in the towns of Franklin, Foxborough, Bellingham, Milford, Medfield, Waltham, Watertown, Wellesley and Newton — and in contiguous communities in Norfolk, Middlesex and Worcester Counties. The Company’s lending area is broader than its deposit-gathering area and includes all of Massachusetts and northern Rhode Island, although most of the Company’s loans are made to customers located in its primary deposit-gathering market area.

The Company is headquartered in Franklin, Massachusetts, located 41 miles southwest of Boston. Six of the Benjamin Franklin Bank offices are located in Norfolk County, one office is located just across the county border in the town of Milford, in Worcester County, and four offices are located in Middlesex County. The counties in which Benjamin Franklin Bank currently operates include a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but similar to many areas of the country, have now evolved into more service-oriented economies with employment in most large economic sectors including wholesale/retail trade, service, manufacturing, finance, real estate and government. A large portion of Norfolk and Middlesex County residents work in other nearby areas, including the City of Boston and the greater Boston area. There is also significant employment located along the I-495 and I-95 corridors, which run directly through Benjamin Franklin Bank’s market areas in Norfolk and Middlesex counties, respectively. Certain key economic statistics for the counties in which the Bank operates are:

	Per
	Capita	Median Household	Unemployment
	Income(1)	Income(2)	Rate(3)

Norfolk County	$53,278	$80,500	3.4%
Middlesex County	51,869	80,500	3.2%
Worcester County	36,851	72,800	4.5%
Massachusetts	43,501	75,700	4.3%
United States	34,471	59,000	5.0%

(1)	Bureau of Economic Analysis, as of April 2007.

(2)	Housing and Urban Development and U.S. Census Bureau, 2007.

(3)	Mass. Department of Labor and Workforce Development, December 2007.

In 2007, the Massachusetts economy grew at a rate of 4.3%, which compares favorably with the country as a whole, which had growth of 2.4% in 20071. However, forecasters have projected a slowdown in 2008 in Massachusetts2, directly related to the impact of the declining housing market and ramifications of the sub-prime mortgage situation, which has led to an increase in loan delinquency and foreclosure activity in Massachusetts. Home prices in the state have declined by 1.9% in the past year3, and estimates are that the total housing price decline in Massachusetts will approximate 10%, from peak to trough4. A turnaround is forecast by economists starting in 2009, with 2.1% annual housing price increases predicted for the years 2009 — 20115. Employment trends in the state have been favorable over the past year, as the unemployment rate in has declined to 4.3% at December 31, 2007 from 4.8% at year end 20066. The annual average rate of growth in employment over the next 5 years is expected to average a modest 0.6% annually7.

The Company faces substantial competition in its efforts to originate loans and attract deposits and other fee-based business. Direct competition exists from a significant number of financial institutions, many with a state-wide, regional or national presence. Many of these financial institutions are significantly larger and have greater financial resources than Benjamin Franklin Bank.

1 Federal Reserve Bank of Boston (“FRBB”), Economic Activity Index.

2 New England Economic Partnership (‘‘NEEP”).

3 Warren Group.

4 NEEP.

5 FRBB.

6 Mass. Department of Labor and Workforce Development.

7 FRBB.

Lending Activities

General.  Benjamin Franklin Bank’s gross loan portfolio aggregated $612.7 million at December 31, 2007, representing 67.8% of total assets at that date. In its lending activities, Benjamin Franklin Bank originates commercial real estate loans, commercial and residential construction loans, commercial business loans, residential real estate loans secured by one-to-four-family residences, home equity lines-of-credit, fixed rate home equity loans, and other personal consumer loans. While Benjamin Franklin Bank makes loans throughout Massachusetts and northern Rhode Island, most of its lending activities are concentrated in its market area. Loans originated totaled $269.2 million in 2007 and $207.7 million in 2006. Residential mortgage loans originated for sale in the secondary market totaled $54.1 million and $33.2 million during those same periods.

Loans originated by Benjamin Franklin Bank are subject to federal and state laws and regulations. Interest rates charged by the Bank on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors.

The following table summarizes the composition of Benjamin Franklin Bank’s loan portfolio as of the dates indicated:

	At December 31,
	2007		2006			2005		2004		2003
	Amount	Percent	Amount		Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$187,991	30.73%	$275,861	(1)	42.79%	$286,204	46.95%	$241,090	62.56%	$172,123	59.22%
Commercial	168,463	27.54%	159,188		24.69%	159,504	26.17%	65,176	16.91%	49,781	17.13%
Construction	55,763	9.11%	68,877		10.68%	60,399	9.91%	28,651	7.43%	23,936	8.23%
Home equity	37,768	6.17%	36,546		5.67%	32,419	5.32%	23,199	6.02%	18,171	6.25%

	449,985	73.55%	540,472		83.84%	538,526	88.34%	358,116	92.92%	264,011	90.83%

Other loans:
Commercial	159,233	26.03%	101,055		15.68%	68,667	11.26%	25,110	6.52%	24,430	8.42%
Consumer	2,592	0.42%	3,110		0.48%	2,395	0.39%	2,170	0.56%	2,219	0.76%

	161,825	26.45%	104,165		16.16%	71,062	11.66%	27,280	7.08%	26,649	9.17%

Total loans	611,810	100.00%	644,637		100.00%	609,588	100.00%	385,396	100.00%	290,660	100.00%

Other items:
Net deferred loan origination costs	925		913			1,214		1,149		725
Allowance for loan losses	(5,789)		(5,337)			(5,212)		(2,874)		(2,395)

Total loans, net	$606,946		$640,213			$605,590		$383,671		$288,990

(1)	Includes $63.7 million of loans held for sale

Commercial Real Estate Loans.  Benjamin Franklin Bank originated $51.3 million and $46.0 million of commercial real estate loans in 2007 and 2006, respectively, and had $168.5 million of commercial real estate loans, with an average yield of 6.81%, in its portfolio as of December 31, 2007. The Bank has placed increasing emphasis on commercial real estate lending over the past several years, and as a result such loans have grown from 16.9% of the total loan portfolio at December 31, 2004 to 27.5% as of December 31, 2007. Benjamin Franklin Bank intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

Benjamin Franklin Bank generally originates commercial real estate loans for terms of up to 25 years, typically with interest rates that adjust over periods of one to seven years based on various rate indices. Commercial real estate loans are generally secured by multi-family income properties, small office buildings, retail facilities, warehouses and industrial properties. Generally, commercial real estate loans do not exceed 80.0% of the appraised value of the underlying collateral.

As part of its commercial real estate lending activities, the Bank originates loans under the Small Business Administration’s (“SBA”) 504 Loan Program, a fixed asset financing program for expanding businesses. In a typical financing under this program, the Bank lends 50% of project value, with a first lien on loan collateral, and the SBA lends up to 40%, with a second lien on collateral. The Bank also originates loans guaranteed by the United States Department of Agriculture’s Rural Development Program (“USDA — RD”). The portion of the loan guaranteed under USDA-RD is typically 80-90% of principal and interest due. At December 31, 2007, the Bank had $25.0 million and $5.2 million in loans outstanding under the SBA 504 and USDA-RD programs, respectively.

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

Construction Loans.  Benjamin Franklin Bank originates land acquisition, development and construction loans to builders and developers, as well as loans to individuals to finance the construction of residential dwellings for personal use. Benjamin Franklin Bank originated $50.4 million and $46.4 million in construction loans during 2007 and 2006, respectively, and as of December 31, 2007 had $55.8 million in construction loans in its portfolio, representing 9.1% of total loans, with an average yield of 7.38%. Acquisition loans help finance the purchase of land intended for further development, including single family houses and condominiums, multi-family houses and commercial income property. In some cases, Benjamin Franklin Bank makes an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 75.0% of the lower of the cost or appraised value of the property. Benjamin Franklin Bank also makes development loans to builders in its market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, waste treatment and other costs. Builders typically rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements, not to exceed 80.0% of the appraised value, as completed. Advances are made in accordance with a schedule reflecting the cost of the improvements.

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

Commercial Business Loans.  Benjamin Franklin Bank originates secured and unsecured commercial business loans to business customers in its market area for the purpose of financing real estate and equipment purchases, working capital, expansion and other general business purposes. In 2007, and for all earlier years presented, the Company reclassified owner-occupied commercial real estate loans as commercial business loans, since the primary source of repayment for such loans is the cash flow of the commercial business customer. Benjamin Franklin Bank originated $71.9 million and $42.0 million in commercial business loans during 2007 and 2006, respectively, and as of December 31, 2007 had $159.2 million in commercial business loans in its portfolio, representing 26.0% of total loans, with an average yield of 7.02%. Benjamin Franklin Bank intends to grow this segment of its lending business in the future.

Benjamin Franklin Bank’s commercial business loans are generally collateralized by real estate, equipment, accounts receivable and inventory, and supported by personal guarantees. Benjamin Franklin Bank offers owner-occupied commercial real estate, term and revolving commercial loans. Owner-occupied commercial real estate loans are typically written for terms of up to 25 years, with interest rates that adjust over periods of one to seven years based on various rate indices. Term loans have either fixed or adjustable-rates of interest and generally fully amortize over a term of between three and seven years. Revolving loans are written for a one-year term, renewable annually, with floating interest rates that are indexed to Benjamin Franklin Bank’s prime rate of interest.

As part of its commercial business lending activities, the Bank originates loans under the SBA 7(a) loan program, which provides assistance to small business to obtain financing for a variety of purposes. The 7(a) Program guarantees commercial lending institutions up to eighty-five percent (85%) for loans under $150,000 and up to seventy-five percent (75%) for loans over this amount. At December 31, 2007, the Bank had $6.3 million of loans outstanding under the SBA 7(a) program.

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

Commercial business loans generally bear higher interest rates than residential mortgage loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Because commercial business loans often depend on the successful operation or management of the business, repayment of such loans may be affected by adverse changes in the economy. Further, non-real estate collateral securing such loans may depreciate in value over time, may be difficult to appraise and to liquidate, and may fluctuate in value. See “Risk Factors — Our Commercial Real Estate, Construction and Commercial Business Loans May Expose Us To Increased Credit Risks.”

Residential Real Estate Loans.  Benjamin Franklin Bank offers fixed-rate and adjustable-rate mortgage loans on one-to-four family residential properties with maturities of up to 30 years and maximum loan amounts generally of up to $1.5 million. As of December 31, 2007, this portfolio totaled $188.0 million, or 30.7% of the total gross loan portfolio on that date, and had an average yield of 5.47%. Of the residential mortgage loans outstanding on that date, 57.1% or $107.3 million were adjustable-rate loans with an average yield of 5.46% and 42.9% or $80.7 million were fixed-rate mortgage loans with an average yield of 5.47%.

The Bank offers monthly and bi-weekly payment plans for its fixed rate residential mortgage loans, with maturities generally ranging between 10 and 30 years. At December 31, 2007, 15 and 30 year fixed rate monthly payment loans held in portfolio totaled $22.9 million, or 12.2% of total residential real estate mortgage loans at that date, and bi-weekly residential mortgage loans held in portfolio totaled $57.8 million, or 30.7% of total residential mortgage loans on that date.

Residential mortgage loan originations totaled $75.4 million and $53.0 million for 2007 and 2006, respectively. Substantially all of the real estate loans originated by the Bank are secured by real estate located in the Bank’s primary lending area, reflecting a commitment to serve the credit needs of the local communities in which it operates. The $22.4 million increase in volume from 2006 to 2007 can partially be attributed to a decline in market interest rates late in 2007. Loan origination volumes are highly sensitive to the interest rate environment, and decreases in market interest rates late in 2007 created greater demand for mortgage refinancing.

The Bank’s residential real estate loans are generally originated in compliance with terms, conditions and documentation that permit the sale of such loans to the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), and other investors in the secondary market. Loan sales into the secondary market provide funds for additional lending and other banking activities, and have generated servicing and other fee income for the Bank. The Bank may sell the servicing on many of its sold loans for a servicing released premium, simultaneous with the sale of the loan, or choose to retain the servicing on the loan for an ongoing fee. In 2007, the Bank sold $54.1 million, or 71.7%, of its total residential mortgage origination volume, generating net gains of $680,000. In addition, the Bank completed a bulk loan sale in February 2007 for $62.1 million of residential mortgage loans that were originated in prior years; the loss associated with this sale was wholly incurred in 2006 when the loans were designated as held for sale.

The decision to originate loans for portfolio or for sale in the secondary market is made by the Bank’s Asset/Liability Management Committee, and is based on the organization’s interest rate risk profile and assessment of potential returns. The Committee also determines whether to retain or release the servicing when it sells loans. In 2006 and 2007, the Company sold most fixed-rate residential mortgage loans originations. In late 2007, spreads widened (compared to funding costs) for both conforming and jumbo residential fixed-rate loans, and as a result, the Company is currently holding much of its recent fixed-rate production in portfolio. This practice is expected to increase net interest income over time, but will have the more immediate effect of reducing gains realized on loans sold. Loans sold to FHLMC and FNMA on a servicing retained basis earn an annual fee equal to 0.25% of the loan amounts outstanding for providing these services. The total of loans serviced for others as of December 31, 2007 was $162.6 million.

In 2006, the Bank obtained all regulatory approvals and began actively originating reverse mortgage loans for its customers in 2007. The Bank sells all of these originations on a servicing released basis to a third party. Of the $75.4 million in originations and $54.1 million in sales (excluding the bulk loan sale) during 2007, $10.8 million of each represented reverse mortgage loans. Gains from these sales, included in gains on loans sold, totaled $234,000 for the year 2007.

The adjustable-rate mortgage (ARM) loans offered by Benjamin Franklin Bank make up the largest portion of the residential mortgage loans held in portfolio. At December 31, 2007, ARM loans totaled $107.3 million or 57.1% of total residential mortgage loans outstanding at that date. ARMs are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury CMT (Constant Maturity Treasury) Index plus add-on margins of varying amounts, for periods of 1, 3 or 5, 7 or 10 years. Interest rate adjustments on such loans are typically limited to no more than 2.0% during any adjustment period and 6.0% over the life of the loan. This feature of ARM loans that allows for periodic adjustments in the interest rate charged helps to reduce Benjamin Franklin Bank’s exposure to changes in interest rates. However, ARM loans may possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default, though this risk has not had a material adverse effect on Benjamin Franklin Bank to date.

In its residential mortgage loan originations, Benjamin Franklin Bank lends up to a maximum loan-to-value ratio of 100.0% on mortgage loans secured by owner-occupied property, with the condition that private mortgage insurance is required for loans with a loan-to-value ratio in excess of 80.0%. Title insurance, hazard insurance and, if appropriate, flood insurance are required for all properties securing real estate loans made by the Bank. A licensed appraiser appraises all properties securing residential first mortgage loans. At December 31, 2007, the weighted average loan-to-value ratio for the residential mortgage portfolio is 51.5%, based on appraised value at date of loan origination.

In an effort to provide financing for low and moderate-income first-time home buyers, Benjamin Franklin Bank originates and services residential mortgage loans with private mortgage insurance provided by the Mortgage Insurance Fund (MIF) of the Massachusetts Housing Finance Agency, known as MassHousing. The program provides mortgage payment protection as an enhancement to mortgage insurance coverage. This no-cost benefit, known as ’MI Plus’, provides up to six monthly principal and interest payments in the event of a borrower’s job loss.

Home Equity Lines-of-Credit and Loans.  Benjamin Franklin Bank offers home equity term loans and home equity lines-of-credit. Home equity loans and lines may be made as a fixed-rate term loan or under a variable-rate revolving line of credit secured by a second mortgage on one-to-four family owner occupied properties. Benjamin Franklin Bank originated $18.5 million and $17.2 million of home equity loans and lines-of-credit during 2007 and 2006, respectively, and at December 31, 2007 had $37.8 million of home equity loans and lines-of-credit outstanding, representing 6.2% of the total loan portfolio, with an average yield of 6.89% at that date. At December 31, 2007, $15.0 million, or 39.7%, of the home equity portfolio were term loans and $22.8 million, or 60.3% were lines-of-credit.

Home equity lines-of-credit and loans are made in amounts such that the combined first and second mortgage balances do not exceed 80.0% of the value of the property serving as collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, including underwriting factors such as credit score, loan to value ratio, employment history and debt to income ratio. Lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on Benjamin Franklin Bank’s prime rate of interest. The undrawn portion of home equity lines-of-credit totaled $42.7 million at December 31, 2007.

Consumer and Other Loans.  Benjamin Franklin Bank offers a variety of consumer and other loans, including auto loans and loans secured by passbook savings or certificate accounts. The Bank originated $1.7 million and $3.2 million of consumer and other loans during 2007 and 2006, respectively, and at December 31, 2007 had $2.6 million of consumer and other loans outstanding, representing 0.4% of the total loan portfolio at that date, with an average yield of 8.44%.

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

Benjamin Franklin Bank issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days for residential mortgage loans and 120 days for commercial loans. At December 31, 2007, Benjamin Franklin Bank had loan commitments and unadvanced loans and lines-of-credit totaling $116.4 million. For information about Benjamin Franklin Bank’s loan commitments outstanding as of December 31, 2007, see Item 7A — “Quantitative and Qualitative Disclosures About Market Risk — Management of Liquidity Risk”.

Benjamin Franklin Bank charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports on most residential mortgage loans originated. The Bank also collects late charges on its loans, and origination fees and prepayment penalties on commercial mortgage loans. For information regarding Benjamin Franklin Bank’s recognition of loan fees and costs, please refer to Note 1 to the Consolidated Financial Statements of Benjamin Franklin Bancorp beginning on page F- 7.

The following table sets forth certain information concerning Benjamin Franklin Bank’s portfolio loan originations, inclusive of loan purchases:

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Loans, including loans held for sale, at beginning of year	$644,637	$609,588	$385,396	$290,660	$263,662

Originations:
Mortgage loans on real estate:
Residential	75,378	52,965	61,132	116,866	183,263
Commercial	51,307	45,994	67,701	23,230	23,168
Construction	50,407	46,361	49,376	43,661	16,176
Home equity	18,474	17,221	17,990	15,947	17,115

	195,566	162,541	196,199	199,705	239,723
Other loans:
Commercial	71,903	41,962	25,740	6,276	5,521
Consumer	1,708	3,186	1,993	1,659	1,625

	73,611	45,148	27,733	7,934	7,146

Total loans originated	269,176	207,690	223,932	207,638	246,869
Loans acquired through acquisition of Chart Bank	—	—	185,847	—	—
Purchases of mortgage loans	—	16,118	—	34,207	26,546

Deduct:
Principal loan repayments and prepayments	185,540	153,041	162,348	115,907	149,623
Loan sales	116,200	33,205	23,160	31,185	96,256
Charge-offs	263	152	79	17	537
Writedown on transfer of loans to held for sale	—	2,361	—	—	—

Total deductions	302,003	188,759	185,587	147,109	246,416

Net increase (decrease) in loans	(32,827)	35,049	224,192	94,736	26,998

Loans, including loans held for sale, at end of year	$611,810	$644,637	$609,588	$385,396	$290,660

The Bank’s residential loan underwriters underwrite residential mortgage loans. Conforming loans sold in the secondary market require the approval of the Senior Underwriting Officer. Residential mortgage loans of less than $1,750,000 to be held in portfolio require the approval of the Senior Vice President, Senior Loan Officer or the Vice President, Senior Retail Lending & Loan Operations Officer. The Senior Underwriting Officer can approve residential loans held in portfolio up to $500,000. Residential mortgage loans greater than $1,750,000 require the approval of the Executive Committee of the Board of Directors.

Most commercial real estate, construction and commercial business loans are underwritten by commercial credit analysts. The only exceptions to this practice are loans originated under the Company’s credit-scoring program, which provides loan approvals of up to $250,000 using an automated analysis model. For all other commercial real estate loans (including loans on owner-occupied commercial real estate), loan officers may approve loans up to $100,000, while loans up to $500,000 may be approved by the Senior Loan Officer. Commercial real estate loans of up to $1,750,000 may be approved by the Management Credit Committee. For commercial business loans (other than loans on owner-occupied commercial real estate), individual loan officer authority is limited to $75,000 ($25,000 for unsecured loans). The Senior Loan Officer may approve commercial business loans of up to $350,000 ($50,000 if unsecured), while the Management Credit Committee may approve loans of up to $1,750,000. Loans over these limits require the approval of the Executive Committee of the Board of Directors.

The Bank’s consumer loan underwriters underwrite consumer loans. Loan officers and branch managers have approval authorities up to $25,000 ($3,500 to $10,000 if unsecured) for these loans. The Senior Underwriting Officer has authority up to $300,000 ($20,000 if unsecured). The Senior Retail Lending & Loan Operations Officer may approve consumer loans of up to $500,000 ($25,000 if unsecured) while the Management Credit Committee may approve loans of up to $1,750,000. All consumer loans in excess of these limits require the approval of the Executive Committee of the Board of Directors.

Pursuant to its loan policy, Benjamin Franklin Bank generally will not make loans aggregating more than $10.0 million to one borrower (or related entity). Exceptions to this guideline require the approval of the Executive Committee of the Board of Directors prior to loan origination. As of December 31, 2007, Benjamin Franklin had 3 borrower relationships in excess of this policy guideline. One is a $14.0 million owner-occupied commercial real estate loan, secured primarily by real estate located in Boston, Massachusetts. The second is a construction loan, consisting of two components: (a) $5.2 million for construction of investment commercial real estate ($3.1 million as yet unfunded), and (b) $7.8 million for the development of a 42 unit residential development in Norfolk, MA ($1.8 million unfunded). The third is a construction loan on a 91 unit residential development in Grafton, MA, with $6.3 million outstanding, and $3.8 million in an unfunded commitment. The unfunded commitment for this loan is for the development of future project phases. For each of these construction loans, the ability of the borrower to draw on unfunded commitment amounts is dependent upon a number of factors, which may include the completion and sale of existing project phase(s) and the receipt of a specified number of pre-sales for new phases. All of these loans are performing in accordance with their original terms. Benjamin Franklin Bank’s internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s surplus and capital stock accounts, or $20.0 million for Benjamin Franklin Bank as of December 31, 2007.

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

Loan Maturity.  The following table summarizes the scheduled repayments of Benjamin Franklin Bank’s loan portfolio at December 31, 2007. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in less than one year:

	Residential Mortgage		Commercial Mortgage		Construction
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Due less than one year	$9,862	5.28%	$17,349	6.91%	$24,579	7.66%
Due after one year to five years	38,079	5.24%	35,655	6.81%	19,745	7.35%
Due after five years	140,050	5.54%	115,459	6.79%	11,439	6.82%

Total	$187,991	5.47%	$168,463	6.81%	$55,763	7.38%

	Commercial Business		Consumer		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Due less than one year	$27,694	7.64%	$8,770	7.46%	$88,254	7.22%
Due after one year to five years	31,128	7.03%	5,853	6.57%	130,460	6.48%
Due after five years	100,411	6.84%	25,737	6.93%	393,096	6.37%

Total	$159,233	7.02%	$40,360	6.99%	$611,810	6.52%

The following table sets forth, at December 31, 2007, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after December 31, 2008 and whether such loans have fixed interest rates or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)

Residential mortgage	$72,809	$105,320	$178,129
Commercial mortgage	25,862	125,252	151,114
Construction	20,935	10,249	31,184
Commercial	34,383	97,156	131,539
Home equity, consumer and other	14,621	16,969	31,590

Total	$168,610	$354,946	$523,556

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

The following table sets forth delinquencies in Benjamin Franklin Bank’s loan portfolio as of the dates indicated:

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2007
Residential mortgage	4	$627	2	$376	6	$1,003
Commercial mortgage	—	—	2	658	2	658
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	7	110	2	55	9	165

Total	11	$737	6	$1,089	17	$1,826

At December 31, 2006
Residential mortgage	3	$272	1	$230	4	$502
Commercial mortgage	—	—	2	1,256	2	1,256
Construction	—	—	—	—	—	—
Commercial	1	437	—	—	1	437
Consumer	11	112	1	25	12	137

Total	15	$821	4	$1,511	19	$2,332

At December 31, 2005
Residential mortgage	2	$157	—	$—	2	$157
Commercial mortgage	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1	11	1	40	2	51
Consumer	10	169	4	27	14	196

Total	13	$337	5	$67	18	$404

Other Real Estate Owned.  Benjamin Franklin Bank classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its financial statements. When property is placed into OREO, it is recorded at the lower of the carrying value or the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2007, Benjamin Franklin Bank had no property classified as OREO.

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

In Benjamin Franklin Bank’s loan rating system, there are three classifications for problem assets: Substandard, Doubtful and Loss. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets are characterized by the distinct possibility that Benjamin Franklin Bank will sustain some loss if deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, on the basis of currently existing facts, and there is a high possibility of loss. Assets classified Loss are considered uncollectible and of such little value that continuance as an asset of Benjamin Franklin Bank is not warranted. Assets that possess some weaknesses, but that do not expose Benjamin Franklin Bank to risk sufficient to warrant classification in one of the aforementioned categories, are designated as Special Mention. If an asset or portion thereof is classified as Loss, it is charged off in the quarter in which it is so classified. For assets designated as Special Mention, Substandard or Doubtful, Benjamin Franklin Bank establishes reserves in amounts management deems appropriate within the allowance for loan losses. This determination as to the classification of assets and the amount of the loss allowances established are subject to review by regulatory agencies, which can order the establishment of additional loss allowances. See “— Asset Quality — Allowance for Loan Losses” and “Management’s Discussion and Analysis — Critical Accounting Policies — Allowance for Loan Losses.”

Benjamin Franklin Bank engages an independent third party to conduct a semi-annual review of its commercial real estate, construction and commercial loan portfolios. These loan reviews, which typically include a 70.0% penetration of the various commercial portfolios, provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate.

At December 31, 2007, Special Mention loans totaled $2.2 million, consisting of $2.1 million in commercial real estate loans and $0.1 million in residential mortgage loans. Substandard loans totaled $1.6 million, consisting of $658,000 in commercial real estate loans and $940,000 in residential mortgage loans. No loans were classified as Doubtful or Loss on December 31, 2007.

Non-Performing Assets.  The table below sets forth the amounts and categories of the Bank’s non-performing assets at the dates indicated. At each date presented, the Bank had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates), or foreclosed real estate.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage	$712	$230	$184	$—	$—
Commercial mortgage	658	1,257	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	256	334	458
Consumer and other	228	61	25	—	—

Total non-accrual loans	$1,598	$1,548	$465	$334	$458

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	$—	$—	$—	$—	$—
Commercial mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	—	—	2	3	5

Total loans 90 days and still accruing	$—	$—	$2	$3	$5

Total non-performing loans and assets	$1,598	$1,548	$467	$337	$463

Ratios:
Non-performing loans to total loans and loans held for sale	0.26%	0.24%	0.08%	0.09%	0.16%
Non-performing assets to total assets	0.18%	0.17%	0.05%	0.07%	0.10%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full and timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by the Management Credit Committee clearly indicates that the loan is well-secured and in the process of collection. Restructured loans represent performing loans for which concessions were granted due to a borrower’s financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms. For loans on non-accrual status at December 31, 2007, interest income totaling $74,000 was recorded during 2007, compared to interest income of $119,000 that would have been recorded if these loans had been current in accordance with their original terms.

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

A loan is considered impaired when, based on current information and events, it is probable that Benjamin Franklin Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include current payment status, collateral value, and the future probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Benjamin Franklin Bank does not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2007, impaired loans totaled $880,000 and in the aggregate carried a valuation allowance within the allowance for loan losses of $37,000.

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

In 2007, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities for all years presented. The provision for unfunded lending commitments (formerly included in the provision for loan losses) has been reclassified to non-interest expense for all years presented. See “Comparison of Operating Results For The Year Ended December 31, 2007 and December 31, 2006 — Provision for Loan Losses” for more information.

The following table sets forth activity in Benjamin Franklin Bank’s allowance for loan losses for the periods indicated:

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of year	$5,337	$5,211	$2,874	$2,395	$2,312

Allowance added from acquisition of Chart Bank	—	—	1,812	—	—
Charge-offs:
Residential mortgage loans	(143)	—	—	—	—
Commercial loans	(11)	(40)	(68)	—	(43)
Consumer loans	(109)	(112)	(11)	(17)	(494)

Total charge-offs	(263)	(152)	(79)	(17)	(537)

Recoveries:
Commercial loans	45	37	71	35	100
Consumer loans	36	40	8	11	23

Total recoveries	81	77	79	46	123

Net (charge-offs)/recoveries	(182)	(75)	—	29	(414)
Provision for loan losses	634	201	525	450	497

Balance at end of year	5,789	5,337	5,211	2,874	2,395

Ratios:
Net (charge-offs)/recoveries to average loans outstanding(1)	(0.03)%	(0.01)%	0.00%	0.01%	(0.15)%
Allowance for loan losses to non-performing loans at end of year	362.27%	344.77%	1115.85%	852.82%	517.28%
Allowance for loan losses to total loans at end of year	0.94%	0.92%	0.85%	0.74%	0.82%

(1)	Average loans includes loans held for sale.

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

	At December 31,
	2007			2006			2005
			Percent			Percent			Percent
			of Loans			of Loans			of Loans
		Loan	in Each		Loan	in Each		Loan	in Each
	Allowance	Balances	Category to	Allowance	Balances	Category to	Allowance	Balances	Category to
	for Loan	by	to Total	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$499	$187,991	30.73%	$533	$212,131	36.52%	$721	$286,204	46.95%
Commercial	1,959	168,463	27.54%	1,864	159,188	27.40%	2,004	159,504	26.17%
Construction	850	55,763	9.11%	1,083	68,877	11.86%	840	60,399	9.91%
Home equity	142	37,768	6.17%	137	36,546	6.29%	122	32,419	5.32%

	3,450	449,985	73.55%	3,617	476,742	82.07%	3,687	538,526	88.35%

Other loans:
Commercial	1,874	159,233	26.03%	1,319	101,055	17.39%	1,172	68,667	11.26%
Consumer	80	2,592	0.42%	76	3,110	0.54%	44	2,395	0.39%
Unallocated(1)	385	0	0.00%	325	0	0.00%	308	0	0.00%

	2,339	161,825	26.45%	1,720	104,165	17.93%	1,524	71,062	11.65%

Total	$5,789	$611,810	100.00%	$5,337	$580,907	100.00%	$5,211	$609,588	100.00%

	At December 31,
	2004			2003
			Percent			Percent
			of Loans			of Loans
		Loan	in Each		Loan	in Each
	Allowance	Balances	Category to	Allowance	Balances	Category to
	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$612	$241,090	62.56%	$485	$172,123	59.21%
Commercial	1,067	65,176	16.91%	943	49,781	17.13%
Construction	340	28,651	7.43%	295	23,936	8.24%
Home equity	87	23,199	6.02%	46	18,171	6.25%

	2,106	358,116	92.92%	1,769	264,011	90.83%

Other loans:
Commercial	532	25,110	6.52%	596	24,430	8.41%
Consumer	22	2,170	0.56%	22	2,219	0.76%
Unallocated(1)	214	0	0.00%	8	0	0.00%

	768	27,280	7.08%	626	26,649	9.17%

Total	$2,874	$385,396	100.00%	$2,395	$290,660	100.00%

(1)	The unallocated portion of the allowance for loan losses is intended to capture the exposure, if any, that may exist as a result of a number of qualitative factors that are difficult to quantify with precision.

Investment Activities

General.  The Bank’s investment portfolio at December 31, 2007 included a variety of securities and obligations, including: Government-sponsored enterprise (“GSE”) obligations (including callable securities), municipal obligations, and GSE-issued mortgage-backed securities (including fixed and adjustable rate pass-through securities, and collateralized mortgage obligations (“CMOs”)). The primary objective of the Bank’s investment portfolio is to achieve a competitive risk-adjusted rate of return, to complement lending activities, to provide and maintain liquidity, and to assist in managing the interest rate sensitivity of the balance sheet. In addition, the investment portfolio serves to increase borrowing capacity from the Federal Home Loan Bank advance program. Individual investment decisions are made based on the credit quality of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with Benjamin Franklin Bank’s asset/liability management objectives.

Benjamin Franklin Bank’s investment policy is established by its Board of Directors. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board, implement this policy based on the established guidelines within the written policy. Among other things, the investment policy provides limits as to the type, size, term, and credit quality of all investments.

Statement of Financial Accounting Standards No. 115 requires Benjamin Franklin Bank to designate its securities as held to maturity, available for sale, or trading, depending on Benjamin Franklin Bank’s intent with regard to its investments at the time of purchase. At December 31, 2007, $156.8 million or 93.1% of the total portfolio was classified as available for sale. The remainder of the portfolio consisted of restricted equity securities totaling $11.6 million, representing 6.9% of the total portfolio at that date. Overall, investments of $168.4 million represented 18.6% of the Company’s total assets on December 31, 2007, compared to $138.0 million or 15.1% of total assets as of December 31, 2006.

Securities classified as available for sale (held for indefinite periods of time) include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market conditions, interest rates, credit risk, prepayment risk, liquidity, and other factors. At December 31, 2007, the net unrealized loss on securities classified as available for sale was $1.3 million, compared to $2.1 million on December 31, 2006.

Securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities. Trading securities are stated at market value with unrealized gains and losses included in earnings. In July 2007, the Bank purchased a $15.0 mutual fund holding comprised primarily of high-quality, short-term U.S. Government debt. The investment was classified as a trading asset as management intended to sell the holding before the end of 2007. The asset was sold in December 2007, and a $264,000 trading asset gain was realized. Management may elect in 2008 to re-invest in this or similar mutual funds.

Government-sponsored Enterprise Obligations.  At December 31, 2007, Benjamin Franklin Bank’s Government-sponsored enterprise obligations portfolio totaled $86.2 million, or 51.2% of the total securities portfolio on that date. This portfolio consists entirely of debt securities issued by agencies such as the Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), the Federal Housing Loan Mortgage Corporation (“FHLMC”) and the Federal Farm Credit Bank. Benjamin Franklin Bank’s investment policy contains no limits on the total portfolio composition for these holdings, due to their excellent liquidity and credit risk characteristics. The $86.2 million portfolio includes $61.8 million payable upon maturity and $24.4 million that may be called prior to maturity at the discretion of the bonds’ issuers.

The Company purchased $55.0 million of GSE obligations in 2007, predominantly in bonds with maturities of less than two years. The Company concentrated on acquiring debt securities with short terms to maintain a maturity structure that provides a regular source of liquidity for funding loan growth, and other short-term needs.

Municipal Obligations.  At December 31, 2007, Benjamin Franklin Bank’s portfolio of municipal obligations totaled $1.2 million, or 0.7% of the total securities portfolio at that date. All of the issues in the portfolio will mature in the year 2008. Benjamin Franklin Bank’s policy requires that investments in municipal obligations be restricted only to those obligations that are readily marketable and rated ‘A’ or better by a nationally recognized rating agency at the time of purchase. At December 31, 2007, all investments in municipal obligations were rated ’Aaa’ by at least one rating agency.

Mortgage-Backed Securities.  At December 31, 2007, Benjamin Franklin Bank’s portfolio of mortgage-backed securities totaled $69.4 million, or 41.2% of the total securities portfolio on that date. The portfolio consisted of pass-through securities ($45.7 million) and collateralized mortgage obligations (“CMOs”) ($23.7 million). None of the mortgage-backed securities owned by the Bank are collateralized by ‘sub-prime’ loans. All of the Company’s mortgage-backed securities are guaranteed by FHLMC, FNMA or GNMA.

Pass-through securities are comprised of a pool of single-family mortgages. Holders of such securities, like the Bank, receive monthly principal and interest payments, which are passed through from the issuer upon receipt of the underlying mortgage payments. The issuers of such securities are generally U.S. Government-sponsored enterprises (such as FHLMC or FNMA) who pool and resell participation interests in the form of securities to investors and guarantee the payment of principal and interest to the investors. The Bank purchased $47.8 million of pass-through securities in the year 2007, the primary reason the portfolio increased by $41.6 million during the year.

The CMO portfolio was wholly acquired in 2003, a time when market interest rates were near historical lows. For several holdings in the portfolio, their weighted average lives have extended beyond what was anticipated at the time of purchase, resulting in slower repayments than desired. However, the Company considers the interest rate risk of holding these assets to be acceptable given the small size of this portfolio relative to the Company’s total assets (equal to 2.6%).

Restricted Equity Securities.  At December 31, 2007, Benjamin Franklin Bank’s portfolio of restricted equity securities totaled $11.6 million or 6.9% of the total securities portfolio at that date. $9.1 million of these securities consisted of stock in the Federal Home Loan Bank of Boston, which must be held as a condition of membership in the Federal Home Loan Bank System and as a condition for the Bank to be able to borrow under the Federal Home Loan Bank of Boston’s advance program. The remainder of the portfolio ($2.5 million) consisted of certain other equity investments in Savings Bank Life Insurance, the Community Investment Fund and the Depositors Insurance Fund.

The following table sets forth certain information regarding the amortized cost and fair values of Benjamin Franklin Bank’s investment securities at the dates indicated:

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities available for sale:
Government-sponsored enterprise obligations	$85,972	$86,178	$97,723	$97,502	$86,141	$85,494
Municipal obligations	1,206	1,202	1,707	1,687	2,211	2,191
Corporate bonds and other obligations	—	—	—	—	2,508	2,500

	87,178	87,380	99,430	99,189	90,860	90,185
Mortgage-backed securities	70,839	69,381	29,677	27,793	34,107	32,194

Total debt securities	158,017	156,761	129,107	126,982	124,967	122,379

Total available for sale securities	$158,017	$156,761	$129,107	$126,982	$124,967	$122,379

Securities held to maturity:
Mortgage-backed securities	$—	$—	$31	$31	$109	$109

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$9,111	$9,111	$8,470	$8,470	$7,496	$7,496
Access Capital Strategies Community Investment Fund	1,965	1,965	1,965	1,965	2,000	2,000
SBLI & DIF stock	516	516	516	516	516	516

Total restricted equity securities	$11,591	$11,591	$10,951	$10,951	$10,012	$10,012

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of Benjamin Franklin Bank’s debt securities portfolio at December 31, 2007. Actual maturities of mortgage-backed securities will differ from contractual maturities due both to scheduled amortization and prepayments. Repayment of Government-sponsored enterprise obligations can be expected to occur earlier than contractual maturities when the issuer holds call options:

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)

Securities available for sale:
Government-sponsored enterprise obligations	$52,616	4.12%	$33,356	4.93%	$—	0.00%
Municipal obligations	1,206	3.05%	—	0.00%	—	0.00%
Mortgage-backed securities	—	0.00%	—	0.00%	2,691	4.15%

Total debt securities	53,822	4.10%	33,356	4.93%	2,691	4.15%

Total securities	$53,822	4.10%	$33,356	4.93%	$2,691	4.15%

	More than Ten Years		Total Securities
		Weighted			Weighted
	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)

Securities available for sale:
Government-sponsored enterprise obligations	$—	0.00%	$85,972	$86,178	4.43%
Municipal obligations	—	0.00%	1,206	1,202	3.05%
Mortgage-backed securities	68,148	5.14%	70,839	69,381	5.10%

Total debt securities	68,148	5.14%	158,017	156,761	4.72%

Total securities	$68,148	5.14%	$158,017	$156,761	4.72%

Sources of Funds

General.  Deposits have traditionally been the primary source of Benjamin Franklin Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale, call or maturity of investment securities, advances from the Federal Home Loan Bank of Boston, and cash flows generated by operations.

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

Benjamin Franklin Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain deposits. In addition to the Bank’s eleven branch office locations, customers can access their accounts through ATM networks and transact business through the Bank’s internet banking service. Interest rates on deposits are based upon factors that include prevailing loan demand, deposit maturities, alternative costs of funds, interest rates offered by competing financial institutions and other financial service firms, and general economic conditions.

The maturities of Benjamin Franklin Bank’s certificate of deposit accounts range from seven days to five years. The Bank does not generally negotiate interest rates to attract jumbo certificates of deposit, but accepts deposits of $100,000 or more from customers within its market area based on posted rates. Benjamin Franklin Bank does not currently use brokers to obtain deposits.

The following tables set forth certain information relative to the composition of Benjamin Franklin Bank’s average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended December 31,
	2007			2006
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Demand deposits	$117,938	18.70%	0.00%	$126,894	19.98%	0.00%
NOW deposits	40,607	6.44%	2.27%	27,155	4.28%	0.27%
Money market deposits	109,123	17.31%	2.67%	100,741	15.87%	2.28%
Regular and other savings	81,691	12.96%	0.49%	91,201	14.36%	0.50%

Total transaction and savings accounts	349,359	55.41%	1.21%	345,991	54.49%	0.82%
Certificates of deposit	281,138	44.59%	4.53%	288,969	45.51%	4.05%

Total deposits	$630,497	100.00%	2.69%	$634,960	100.00%	2.29%

	Year Ended December 31, 2005
			Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Demand deposits	$114,483	20.19%	0.00%
NOW deposits	31,742	5.60%	0.20%
Money market deposits	95,638	16.86%	1.62%
Regular and other savings	102,781	18.12%	0.50%

Total transaction and savings accounts	344,644	60.77%	0.62%
Certificates of deposit	222,500	39.23%	2.86%

Total deposits	$567,144	100.00%	1.50%

The following table sets forth the time deposits of Benjamin Franklin Bank classified by interest rate as of the dates indicated:

	At December 31,
	2007	2006	2005
	(Dollars in thousands)

Interest Rate
Less than 2%	$7	$—	$267
2.00%-2.99%	100	3,748	49,698
3.00%-3.99%	33,143	53,435	150,838
4.00%-4.99%	185,734	121,230	62,001
5.00%-5.99%	43,650	129,637	19

Total	$262,634	$308,050	$262,823

The following table sets forth the amount and maturities of time deposits at December 31, 2007:

	Year Ending December 31,
	2008	2009	2010	2011	2012	Total
	(Dollars in thousands)

Interest Rate
Less than 2%	$7	$—	$—	$—	$—	$7
2.00%-2.99%	100	—	—	—	—	100
3.00%-3.99%	26,394	6,171	507	55	16	33,143
4.00%-4.99%	160,998	17,536	3,529	2,140	1,531	185,734
5.00%-5.99%	30,550	7,257	1,067	581	4,195	43,650

Total	$218,049	$30,964	$5,103	$2,776	$5,742	$262,634

As of December 31, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $103.4 million. Information concerning the maturities of these accounts is set forth below:

At December 31, 2007
(Dollars in thousands)

Three months or less	$29,684
Over three months through six months	37,254
Over six months through one year	21,438
Over one year to three years	11,377
Over three years	3,609

$103,362

Borrowings.  Benjamin Franklin Bank borrows from the Federal Home Loan Bank of Boston (“FHLBB”), primarily to fund asset growth, and on occasion to meet short-term liquidity needs. Federal Home Loan Bank advances are an integral component of the Bank’s overall interest rate risk management process, due to a wide variety of term and repayment options. On a long-term basis, the Company expects to increase its core deposits, but will use FHLBB borrowings as cash flows dictate and as opportunities present themselves. For example, certificate of deposit customers are currently attracted to maturity terms of two years or less. Given this customer preference, the Bank has supplemented its funding sources with FHLBB advances, often for terms of two or more years. FHLBB advances are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, chiefly 1-4 family residential mortgage loans, that aggregate in total to an amount higher than the outstanding advances. During the year 2007, the Company additionally pledged certain qualifying securities, home equity loans and commercial loans to increase its overall borrowing capacity with the FHLBB. As of December 31, 2007, the Bank had $165.3 million in outstanding advances with the FHLBB, and had the ability to borrow an additional $100.8 million based on available collateral.

The following table sets forth certain information concerning balances and interest rates on the Company’s Federal Home Loan Bank of Boston advances at the dates and for the periods indicated:

	At or For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance at end of year	$165,284	$149,969	$128,936
Average balance during year	146,409	130,908	101,181
Maximum outstanding at any month end	165,284	150,963	128,936
Weighted average interest rate at end of year	4.74%	4.54%	4.00%
Weighted average interest rate during year	4.73%	4.32%	3.94%

Most of the Company’s outstanding advances at December 31, 2007 were bullet maturities with fixed principal repayment dates. However, of the $165.3 million in advances outstanding at December 31, 2007, one advance in the amount of $10.0 million with a June 2010 maturity date can be called in 2008 at the Federal Home Loan Bank’s option if the 3-month LIBOR rate rises above 6.0%

In 2002, Benjamin Franklin Bancorp raised net proceeds of $8.7 million in a sale of $9.0 million of subordinated debentures to Benjamin Franklin Capital Trust I (the “Trust”). The Trust funded the purchase by participating in a pooled offering of 9,000 capital securities representing preferred ownership interests in the assets of the Trust with a liquidation value of $1,000 each. Since its inception, interest payable on the subordinated debentures, and cumulative dividends payable quarterly on the preferred securities, was fixed at a 6.94% rate. In 2007, the Company obtained regulatory approval to accelerate the maturity to November 2007, and extinguished the debt at that time at a cost equal to 100% of the principal amount plus accrued interest to the date of redemption. Remaining unamortized debt issuance costs included in other assets were fully absorbed into expense during 2007 by the early redemption date, resulting in charges of $214,000 in 2007 as compared to $8,000 in the year 2006.

Employees

As of December 31, 2007, Benjamin Franklin Bank had 143 full-time and 22 part-time employees. Employees are not represented by a collective bargaining unit and Benjamin Franklin Bank considers its relationship with its employees to be good.

Subsidiary Activities

Benjamin Franklin Bancorp conducts its principal business activities through its wholly-owned subsidiary, Benjamin Franklin Bank. Subsidiaries of Benjamin Franklin Bancorp and Benjamin Franklin Bank are as follows:

Benjamin Franklin Bank Capital Trust I, a Delaware Trust, is a wholly-owned subsidiary of Benjamin Franklin Bancorp. In 2002, Benjamin Franklin Bancorp raised net proceeds of $8.7 million in a sale of $9.0 million in junior subordinated notes due 2032 to Benjamin Franklin Capital Trust I (the “Trust”). These notes were repaid by the Company on November 15, 2007. At December 31, 2007, the Trust is inactive.

Benjamin Franklin Securities Corp. (“BFSC”) and Benjamin Franklin Securities Corp. II (“BFSCII”), Massachusetts corporations, are wholly-owned subsidiaries of Benjamin Franklin Bank. These two subsidiaries engage exclusively in buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at Benjamin Franklin Bank. At December 31, 2007, BFSC and BFSCII had total assets of $107.7 million and $21.5 million, respectively, consisting primarily of cash and investment securities.

Creative Strategic Solutions, Inc. (“CSSI”), a Massachusetts corporation, is a wholly-owned subsidiary of Benjamin Franklin Bank. On May 1, 2007, the Bank and CSSI entered into an agreement to sell certain of CSSI’s assets (principally its customer list and rights and obligations under its customer contracts) to another bank with an ATM servicing division. At December 31, 2007, CSSI is inactive.

The Benjamin Franklin Bank Charitable Foundation

To further its commitment to its local community, the Company established a charitable foundation, the Benjamin Franklin Bank Charitable Foundation (the “Foundation”), in connection with its stock conversion. On April 4, 2005, the Company made a contribution of 400,000 shares of the Company’s common stock to the Foundation, with an initial market value of $4.0 million. The Company does not expect to make any further contributions to the Foundation. The Foundation is dedicated to supporting charitable causes and community development activities in the communities served by the Company. At December 31, 2007, the Foundation had net assets of approximately $4.7 million.

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

DIF.  All Massachusetts-chartered savings banks are required to be members of the Deposit Insurance Fund of the Depositors Insurance Fund, a corporation that insures Massachusetts savings bank deposits in excess of federal deposit insurance coverage. The DIF is authorized to charge savings banks an annual assessment of up to 1/50th of 1.0% of a savings bank’s deposit balances in excess of amounts insured by the FDIC.

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

As a bank holding company, Benjamin Franklin Bancorp is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. Benjamin Franklin Bancorp’s stockholders’ equity exceeds these requirements as of December 31, 2007.

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

Investment Activities.  Since the enactment of FDICIA, all state-chartered FDIC insured banks have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. FDICIA and the FDIC permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less. Such authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk. In addition, the FDIC is authorized to permit state-chartered banking institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC’s Deposit Insurance Fund. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2007 and 2006, Benjamin Franklin Bank was a “well capitalized” institution.

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

Enforcement.  The FDIC has extensive enforcement authority over insured state banks, including Benjamin Franklin Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts.  The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the FDIC based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminated the old minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fell below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio (the “Designated Reserve Ratio”) between 1.15% and 1.5% of estimated insured deposits, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has set the Designated Reserve Ratio at 1.25%. As of September 30, 2007, the actual reserve ratio was 1.22%. The FDIC has estimated that it will reach the 1.25% Designated Reserve Ratio by 2009 under current assessment rates.

Under the FDIC’s risk-based assessment system, the rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution’s CAMELS components supervisory ratings and financial ratios. Assessment rates are currently 5-7 basis points of assessable deposits for institutions in Risk Category I, and 10, 28 and 43 basis points in Risk Categories II, III and IV. The FDIC Board may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. In addition, cumulative adjustments cannot exceed a maximum of three basis points higher or lower than the base rates (which range from 2 to 40 basis points) without further notice-and-comment rulemaking. Benjamin Franklin Bank is assigned to Risk Category I. For 2007 and 2006, Benjamin Franklin Bank’s total FDIC assessment was $76,130 and $80,506, respectively.

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

Federal Reserve System.

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts between $9.3 million and $43.9 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and for amounts greater than $43.9 million, 10.0% (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%), against that portion of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Benjamin Franklin Bank is in compliance with these requirements.

Federal Home Loan Bank System.

Benjamin Franklin Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Benjamin Franklin Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2007 of $9.1 million. At December 31, 2007, Benjamin Franklin Bank had $165.3 million in outstanding Federal Home Loan Bank advances.

The Federal Home Loan Banks are required to provide funds for certain purposes, including the resolution of insolvent thrifts in the late 1980s, and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. For 2007 and 2006, cash dividends from the Federal Home Loan Bank to Benjamin Franklin Bank amounted to $573,000 and $421,000, respectively. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank stock held by Benjamin Franklin Bank.

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

The following risk factors are relevant to our future results and financial success, and you should read them with care:

Our Commercial Real Estate, Construction And Commercial Business Loans May Expose Us To Increased Credit Risks, And This Risk Will Increase As We Increase Our Investment In These Types Of Loans.

Residential real estate loans represent a smaller proportion of our loan portfolio than the average for savings institutions in New England. As of December 31, 2007, commercial real estate, construction and commercial business loans represented 62.7% of our loan portfolio. This proportion has increased significantly since December 31, 2004, when that percentage stood at 30.9%. The increase is the result of the acquisition of Chart Bank, which had a higher proportion of commercial loans in its portfolio than did Benjamin Franklin, and of internally-generated growth in commercial credits in the 2005 — 2007 years. We intend to grow commercial real estate and commercial business loans further as a proportion of our portfolio over the next several years. Construction loans, while they are not likely to increase as a percentage of total commercial loans, may increase in absolute terms in line with the overall growth in the Bank’s loan portfolio. In general, construction loans, commercial real estate loans and commercial business loans generate higher returns, but also pose greater credit risks, than do owner-occupied residential mortgage loans. As our various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

The repayment of construction and commercial real estate loans depends on the business and financial condition of borrowers and, in the case of construction loans, on the economic viability of projects financed. A number of our borrowers have more than one construction or commercial real estate loan outstanding with us. Further, these loans are concentrated primarily in Eastern Massachusetts. Economic events and changes in government regulations, which we and our borrowers cannot control, could have an adverse impact on the cash flows generated by properties securing our construction and commercial real estate loans and on the values of the properties securing those loans. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions. We held $224.2 million in construction and commercial real estate loans in our loan portfolio as of December 31, 2007 representing 36.7% of total loans on that date.

We make both secured and some short-term unsecured commercial business loans, holding $159.2 million of these loans in our loan portfolio as of December 31, 2007, representing 26.0% of total loans on that date. Of this amount, $120.6 million represent loans secured by owner-occupied commercial real estate, and $38.6 million are either unsecured or secured, typically by equipment, leases, inventory and accounts receivable. Repayment of both secured and unsecured commercial business loans depends substantially on borrowers’ underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. For loans not secured by real estate, collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Our Continuing Concentration Of Loans In Our Primary Market Area May Increase Our Risk.

Our success depends primarily on the general economic conditions in the counties in which we conduct business, and in the Boston metropolitan area in general. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Norfolk, Middlesex and Worcester Counties, Massachusetts. The local economic conditions in our market area have a significant impact on our loans, including the ability of the borrowers to repay these loans, the value of the collateral securing these loans, and our ability to originate new loans. In 2007, housing prices and the level of housing activity overall both declined in Massachusetts. In part this is due to a softening of demand that began in 2006, and in part to the consequences of the turmoil in the sub-prime mortgage market, which has caused increased loan delinquency and foreclosure activity in Massachusetts and nationwide. Although economic activity and the level of employment generally remained stable in Massachusetts in 2007, a slowdown is forecast for the region in 2008. A significant decline in general economic conditions caused by these recent events, or more generally by inflation, recession, unemployment or other factors beyond our control would affect these local economic conditions and could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

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

Our Branch Expansion Strategy May Not Be Accretive To Earnings.

In the past eighteen months, we have opened new branches in Watertown and Wellesley, Massachusetts. For these new branches, numerous factors contribute to their performance, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to gather significant loans and deposits to generate enough income to offset its expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. There can be no assurance that our branch expansion strategy will be accretive to our earnings, or that it will be accretive to earnings within a reasonable period of time.

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

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations.

Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference, or spread, between our gross interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Changes in interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. Because, as a general matter, we believe our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, an increase in interest rates can be expected to result in a decrease in our interest rate spread and net interest income.

Changes in interest rates also affect the value of our interest-earning assets, including, in particular, the value of our investment securities portfolio. Generally, the value of investment securities fluctuates inversely with changes in interest rates. At December 31, 2007, our securities portfolio totaled $168.4 million, including $156.8 million of securities available for sale. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity, net of related taxes. Decreases in the fair value of securities available for sale therefore would have an adverse affect on our stockholders’ equity. We are also subject to reinvestment risk relating to interest rate movements. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are not able to reinvest funds from such prepayments at rates that are comparable to the rates on the prepaid loans or securities. On the other hand, increases in interest rates on adjustable-rate mortgage loans result in larger mortgage payments due from borrowers, which could potentially increase our level of loan delinquencies and defaults. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for additional information on the Company’s exposure to changes in market interest rates.

Our Stock Value May Suffer From Anti-Takeover Provisions That May Impede Potential Takeovers.

Our governing statute, and our articles and by-laws, contain provisions (sometimes known as anti-takeover provisions) that may impede efforts to acquire us, or impede stock purchases in furtherance of an acquisition, even though acquisition efforts or stock purchases might otherwise have a favorable effect on the price of our common stock. Those provisions will also make it more difficult to remove our Board and management. The Massachusetts Business Corporation Law provides for staggered directors’ terms, limits the stockholders’ ability to remove directors and empowers only the directors to fill board vacancies. Even if our Board elects to opt out of these statutory provisions, our articles contain similar provisions. Our articles and by-laws also provide for, among other things, restrictions on the acquisition of more than 10.0% of our outstanding voting stock for a period of five years after completion of the conversion, and approval of certain actions, including certain business combinations, by specified percentages of our “disinterested Directors” (as defined in the articles) or by specified percentages of the shares outstanding and entitled to vote. The articles also authorize the Board of Directors to issue shares of preferred stock, the rights and preferences of which may be designated by the Board, without the approval of our stockholders. The articles also establish supermajority voting requirements for amendments to the articles and by-laws, limit stockholders’ ability to call special meetings of stockholders, and impose advance notice provisions on stockholders’ ability to nominate directors or to propose matters for consideration at stockholder meetings.

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

None.

Item 2.	Properties

Benjamin Franklin Bank conducts its business through its main office located in Franklin, Massachusetts and ten other offices located southeast of the Boston metropolitan area. The following table sets forth information about our offices as of December 31, 2007:

	Year Opened/		Expiration of	Renewal
	Acquired	Owned or Leased	Lease	Options

Main Office:
58 Main Street
Franklin, MA 02038	1935	Owned	—	—

Branch Offices:
231 East Central Street
Franklin, MA 02038	1998	Leased	December 2021	Three 5-year renewal terms
4 North Main Street
Bellingham, MA 02019	1982	Leased	December 2021	Three 5-year renewal terms
1 Mechanic Street
Foxborough, MA 02035	1998	Leased	December 2021	Three 5-year renewal terms
76 North Street
Medfield, MA 02052	1998	Owned	—	—

221 Main Street
Milford, MA 01757	1992	Leased	December 2021	Three 5-year renewal terms
40 Austin Street
Newton, MA 02460	2005	Leased	December 2021	Three 5-year renewal terms
1290 Main Street
Waltham, MA 02451	2005	Leased	December 2021	Three 5-year renewal terms
75 Moody Street
Waltham, MA 02453	2005	Leased	March 2018	Three 10-year renewal terms
330 Washington Street
Wellesley, MA 02481	2006	Leased	December 2010	Two 5-year renewal terms
430B Main Street
Watertown, MA 02472	2006	Leased	June 2016	Two 5-year renewal terms

Item 3.	Legal Proceedings

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

(a) (1) Market Information.

The Company’s common stock began trading on the NASDAQ National Market under the symbol ‘BFBC’ on April 5, 2005 and it currently trades on the NASDAQ Global Select Market under that symbol. Before that time, the Company was a mutual holding company and had never issued capital stock. The following table sets forth the high and low prices of our common stock and the dividends declared per share for the periods indicated:

			Dividends Declared
	High	Low	Per Share

2006
First Quarter	$14.25	$13.00	$0.03
Second Quarter	14.19	13.58	0.03
Third Quarter	14.20	13.76	0.03
Fourth Quarter	16.36	13.81	0.04
2007
First Quarter	$16.94	$14.19	$0.04
Second Quarter	15.68	13.50	0.06
Third Quarter	14.34	12.01	0.06
Fourth Quarter	14.98	12.08	0.06

(a) (2) Holders.

As of December 31, 2007, there were 7,856,172 shares of common stock outstanding, which were held by approximately 1,300 registered holders. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees.

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

(a) (4) Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information as of December 31, 2007 with respect to shares of common stock that may be issued under the Company’s Stock Incentive Plan, approved by shareholders at the May 11, 2006 Annual Meeting of Stockholders:

			C
			Number of Securities
	A		Remaining Available for
	Number of Securities	B	Future Issuance Under
	to be Issued	Weighted-Average	Equity Compensation
	Upon Exercises of	Exercise Price of	Plans (Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)

Equity compensation plans approved by security shareholders:
Stock options	541,766	$13.64	55,975
Restricted stock			16,593
Equity compensation plans not approved by security shareholders	—	—	—

Total	541,766	$13.64	72,568

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

Total Return Performance

	Period Ending
Index	04/05/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07
Benjamin Franklin Bancorp, Inc.	100.00	140.46	137.96	164.23	139.78	134.34

Russell 2000	100.00	110.55	119.63	130.85	139.29	128.80

SNL New England Bank Index	100.00	111.99	117.92	132.18	136.53	154.72

SNL New England Thrift Index	100.00	109.80	116.28	143.09	125.43	118.57

(b) Use of Proceeds. Not applicable.

(c) Repurchases of Equity Securities.

On November 14, 2006, Benjamin Franklin Bancorp announced that its Board of Directors had authorized a plan to repurchase up to 412,490 shares (approximately 5%) of the Company’s outstanding common shares, at the discretion of management through open market transactions or negotiated block transactions. In 2007, the Company repurchased all shares authorized under this plan, at an average price of $14.28 per share. On November 29, 2007, the Company’s Board of Directors authorized a second repurchase plan, permitting the repurchase of up to a maximum of 394,200 shares. As of March 15, 2008, total repurchases under the second plan were 215,000 at an average price of $13.62 per share. In the fourth quarter of 2007, the Company purchased 115,690 shares, as follows:

				(d)Maximum number
				(or approximate
			(c)Total Number of	dollar value) of
			Shares Purchased as	shares that may yet
			Part of Publicly	be purchased under
	(a)Total Number of	(b)Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

October 1-31	86,290	$14.64	86,290	—
November 1-30	—	—	—	394,200
December 1-31	29,400	$12.93	29,400	364,800

Total	115,690	$14.20	115,690

Item 6.	Selected Financial Data

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

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Selected Financial Condition Data:
Total assets	$903,278	$914,122	$867,515	$517,691	$458,972
Loans, net(1)	606,946	640,213	605,590	383,671	288,990
Securities(2)	168,352	137,964	132,500	93,262	110,254
Deposits	617,368	633,179	611,673	396,499	380,257
Short-term borrowings	2,500	10,000	—	4,250	—
Long-term debt	162,784	148,969	140,339	81,000	45,000
Stockholders’ equity	107,444	109,405	108,112	31,328	29,301

(1)	Includes loans held for sale of $63,730 at December 31, 2006.

(2)	Includes restricted equity securities.

	For the Years Ended December 31,
	2007	2006(3)	2005(1)(2)	2004	2003
	(Dollars in thousands, except per share data)

Selected Operating Data:
Interest and dividend income	$48,173	$44,259	$35,135	$20,795	$19,532
Interest expense	24,488	20,863	13,117	7,032	6,752

Net interest income	23,685	23,396	22,018	13,763	12,780
Provision for loan losses(4)	634	201	525	451	497

Net interest income after provision for loan losses	23,051	23,195	21,493	13,312	12,283
Non-interest income	7,772	3,549	3,487	2,148	2,990
Gain (loss) on sale/write-down of securities, net	38	(25)	—	(24)	86
Non-interest expense(4)	25,687	22,337	23,437	12,855	12,852

Income before income tax provision	5,174	4,382	1,543	2,581	2,507
Income tax provision (benefit)	1,532	(358)	1,112	892	819

Net income	$3,642	$4,740	$431	$1,689	$1,688

Dividends paid per common share	$0.22	$0.13	$0.06	n/a	n/a
Dividend payout ratio	46.81%	21.67%	n/a	n/a	n/a
Earnings per share (basic)	$0.48	$0.60	n/a	n/a	n/a
Earnings per share (diluted)	$0.47	$0.60	n/a	n/a	n/a

(1)	Operating results for 2005 reflect the acquisition of Chart Bank, the conversion from mutual to stock form, and the $4.0 million pre-tax contribution to the Benjamin Franklin Bank Charitable Foundation, all occurring on April 4, 2005.(*)

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

(3)	Operating results for 2006 reflect the effect of the sale and leaseback of six of the Bank’s branch locations as well as a loss incurred upon the designation of $63.7 million of loans as held for sale at December 31, 2006.(*)

(4)	In 2007, the Company reclassified the provision for unfunded lending commitments from the provision for loan losses to non-interest expense, for all periods presented.(*)

(*)	For further information see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.40%	0.53%	0.06%	0.34%	0.36%
Return on average equity (ratio of net income to average equity)	3.36%	4.35%	0.49%	5.59%	5.65%
Net interest rate spread(1)	2.40%	2.45%	2.79%	2.63%	2.76%
Net interest margin(2)	3.00%	3.01%	3.21%	3.00%	2.98%
Efficiency ratio(3)	80.13%	71.38%	68.00%	79.66%	80.35%
Non-interest expense to average total assets	2.84%	2.50%	3.01%	2.61%	2.76%
Average interest-earning assets to average interest- bearing liabilities	118.34%	120.06%	121.90%	123.91%	114.38%
Asset Quality Ratios:
Non-performing assets to total assets	0.18%	0.17%	0.05%	0.07%	0.10%
Non-performing loans to total loans and loans held for sale	0.26%	0.24%	0.08%	0.09%	0.16%
Allowance for loan losses to non-performing loans	362.27%	344.77%	1115.85%	852.82%	517.28%
Allowance for loan losses to total loans	0.94%	0.92%	0.85%	0.74%	0.82%
Capital Ratios:
Equity to total assets at end of year	11.89%	11.97%	12.46%	6.05%	6.38%
Average equity to average assets	11.98%	12.20%	11.36%	6.13%	6.42%
Risk-based capital ratio at end of year	12.32%	14.43%	15.30%	12.48%	13.94%
Other Data:
Number of full service offices	11	10	9	6	6

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense minus expenses related to the amortization of intangible assets, and (in 2005) to the contribution to the Benjamin Franklin Bank Charitable Foundation, divided by the sum of net interest income (before the loan loss provision) plus non-interest income (excluding nonrecurring net gains (losses) on sale of bank assets).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the financial performance of Benjamin Franklin Bancorp and Benjamin Franklin Bank through a discussion of the factors affecting our financial condition at December 31, 2007 and 2006 and our consolidated results of operations for the years ended December 31, 2007, 2006 and 2005. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear in Item 8 of this Annual Report. In this section, we sometimes refer to Benjamin Franklin Bank and Benjamin Franklin Bancorp together as “Benjamin Franklin” since the financial condition and results of operation of Benjamin Franklin Bancorp closely reflect the financial condition and results of operation of its sole operating subsidiary, Benjamin Franklin Bank.

Overview

Financial Condition.  The year 2007 marked another period of growth in core business for the Company, driven by strong growth in commercial loans and core deposits. The Company’s commercial loan growth in 2007 was $54.3 million, an increase of 16.5% compared to year-end 2006. This growth was focused in commercial business loans (up $58.2 million or 57.6%) and commercial real estate loans (up $9.3 million or 5.8%). The Bank’s focus on attracting and retaining core deposit accounts (savings, money market, demand and NOW accounts) produced an aggregate twelve-month increase of $29.6 million, or 9.1%, over year-end 2006. Growth in core deposits was fueled by two new branch locations in the past 18 months, increased sales resources and new product offerings. Core deposit growth was offset by a $45.4 million, or 14.7%, decrease in time deposits during the year, as the Bank cut back its premium-rate promotional certificate offerings. The Company’s borrowed funds increased by $6.3 million, or 4.0%, to a total of $165.3 million at December 31, 2007, compared to December 31, 2006. The Company was active in repurchasing its common stock in 2007, utilizing $6.3 million of funds to buy back 441,890 shares.

The year 2007 also contained a shift in the composition of the Company’s earning asset portfolios. In the first quarter, the Company completed a sale of over $62 million in adjustable-rate residential mortgage loans that were classified as held for sale, and re-invested approximately 62% of those proceeds into mortgage-backed and other securities. Overall, the securities portfolio increased by $30.4 million, or 22.0%, during the year 2007. In addition, while the overall commercial loan portfolio increased by $54.3 million in 2007, the component representing construction loans decreased by $13.1 million or 19.0% year-over-year. In mid-2006, the Company decided to consider fewer construction loan transactions and toughen underwriting standards.

The credit quality of the Company’s loan and investment portfolios remains strong at year end 2007. Loan portfolio delinquencies declined to 0.71% of total loans at December 31, 2007 from 1.78% at year-end 2006, while the ratio of non-performing assets to total assets at December 31, 2007 was 0.18%, compared to 0.17% at year-end 2006. The allowance for loan losses as a percent of loans was .94% at December 31, 2007, compared to .92% at December 31, 2006, with net charge-offs during 2007 of $182,000. The Bank provided $634,000 for loan losses in the year 2007 (compared to $201,000 in 2006), primarily due to overall portfolio loan growth and a changing loan mix weighted more heavily in commercial loans. The Bank has not originated and does not own any sub-prime residential mortgage loans, and the Bank’s portfolio of mortgage-backed securities was originated by government-sponsored enterprises and is not collateralized by any sub-prime loans.

Operating Results.  For the year ended December 31, 2007, Benjamin Franklin Bancorp earned $3.6 million, or $.47 per diluted share ($.48 per basic share) compared to $4.7 million, or $.60 per share (basic and diluted) for the year 2006.

Benjamin Franklin Bancorp’s results of operations are dependent mainly on net interest income, which is the difference between the income earned on its loan and investment portfolios and interest expense incurred on its deposits and borrowed funds. Results of operations are also affected by fee and other income from banking and non-banking operations, gains (losses) on sales of loans and securities available for sale, as well as operating expenses, provisions for loan losses, and federal and state income taxes.

The Company’s net interest income increased by $289,000, or 1.2%, comparing the years 2007 and 2006. The net interest margin for the two years was 3.00% and 3.01%, respectively. Growth in net interest income and margin has been extremely challenging in light of both the competition for loans and deposits, and an adverse interest rate environment over the past several years. The net interest margin has been adversely impacted over a protracted period of time during which the overall shape of the yield curve was either flat or inverted. Beginning mid-way in the second half of 2007, prompted by adverse economic trends, the yield curve returned to a normal, upward slope.

The quality of the Bank’s loan assets, as well as growth and mix, influences earnings in part through provisions to the allowance for loan losses. Benjamin Franklin Bank’s loan loss provision increased by $433,000 comparing the years 2007 and 2006. As asset quality was relatively unchanged from year-to-year, the increase in 2007’s provision in large part can be attributed to growth in commercial loan assets and a decline in residential mortgages, and the higher risk associated with this change in loan mix.

Non-interest income increased from $3.5 million in the year 2006 to $7.8 million in 2007. During the fourth quarter of 2006, the Company incurred two non-recurring losses totaling $2.9 million. Excluding those non-recurring losses (related to the designation of certain portfolio residential mortgage loans as held for sale and a branch sale/leaseback transaction) and approximately $400,000 in non-recurring gains recorded in 2007, non-interest income increased by $1.0 million or 16.0% in 2007. A majority of the $1.0 million increase pertained to growth in loan-related fees and increased gains on sales of residential loans originated for sale.

The Company’s operating expenses increased by $3.4 million or 15.0% in the year 2007, compared to 2006, led by $3.0 million of growth in salaries and employee benefits. Increases in commercial and retail business and product development staff, the costs of staffing two new branch locations, and increases in retirement costs and employee health benefits all contributed notably to the increase. Occupancy costs also increased by $825,000 year-over-year, due primarily to the onset of rental expense in a six-branch sale/leaseback transaction as well costs to run two new branches opened since September 2006.

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

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Years Ended December 31,
	2007			2006			2005
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans(4)	$608,811	$39,182	6.38%	$626,715	$37,676	5.97%	$547,542	$30,409	5.56%
Securities	162,349	8,139	5.01%	137,765	5,925	4.30%	120,007	4,211	3.51%
Short-term investments	17,861	852	4.70%	13,906	658	4.66%	18,701	515	2.75%

Total interest-earning assets	789,021	48,173	6.06%	778,386	44,259	5.65%	686,250	35,135	5.13%
Non-interest-earning assets	116,246			113,930			91,508

Total assets	$905,267			$892,316			$777,758

Interest-bearing liabilities:
Savings accounts	$81,691	397	0.49%	$91,201	456	0.50%	$102,781	518	0.50%
Money market accounts	109,123	2,917	2.67%	100,741	2,299	2.28%	95,638	1,553	1.62%
NOW accounts	40,607	922	2.27%	27,155	75	0.27%	31,742	63	0.20%
Certificates of deposit	281,138	12,749	4.53%	288,969	11,717	4.05%	222,500	6,366	2.86%

Total deposits	512,559	16,985	3.31%	508,066	14,547	2.86%	452,661	8,500	1.88%
Borrowings	154,206	7,503	4.80%	140,281	6,316	4.44%	110,281	4,617	4.19%

Total interest-bearing liabilities	666,765	24,488	3.66%	648,347	20,863	3.20%	562,942	13,117	2.34%
Non-interest bearing liabilities	130,067			135,082			126,455

Total liabilities	796,832			783,429			689,397
Equity	108,435			108,887			88,361

Total liabilities and equity	$905,267			$892,316			$777,758

Net interest income		$23,685			$23,396			$22,018

Net interest rate spread(1)			2.40%			2.45%			2.79%
Net interest-earning assets(2)	$122,256			$130,039			$123,308

Net interest margin(3)			3.00%			3.01%			3.21%
Average of interest-earning assets to interest-bearing liabilities			118.34%			120.06%			121.90%

(1)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

(4)	Loans include loans held for sale.

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

	Years Ended December 31,			Years Ended December 31,
	2007 vs. 2006			2006 vs. 2005
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)

Interest-earning assets:
Loans	$(1,098)	$2,604	$1,506	$4,628	$2,639	$7,267
Securities	1,148	1,066	2,214	679	1,035	1,714
Short-term investments	189	5	194	(157)	300	143

Total interest-earning assets	239	3,675	3,914	5,150	3,974	9,124

Interest-bearing liabilities:
Savings accounts	(46)	(13)	(59)	(58)	(4)	(62)
Money market accounts	202	416	618	87	659	746
NOW accounts	54	793	847	(10)	22	12
Certificates of deposit	(325)	1,357	1,032	2,233	3,118	5,351

Total deposits	(115)	2,553	2,438	2,252	3,795	6,047
Borrowings	655	532	1,187	1,330	369	1,699

Total interest-bearing liabilities	540	3,085	3,625	3,582	4,164	7,746

Change in net interest income	$(301)	$590	$289	$1,568	$(190)	$1,378

Comparison of Financial Condition At December 31, 2007 and December 31, 2006

Total Assets.  Total assets decreased by $10.8 million, or 1.2%, from $914.1 million at December 31, 2006 to $903.3 million at December 31, 2007. This decline was primarily the result of the disposition of $63.7 million of loans held for sale at year-end 2006, largely offset by growth in the commercial loan and securities portfolios.

Cash and Short-term Investments.  Cash balances, comprised of $12.2 million in cash and correspondent bank balances and $42.0 million in cash supplied to ATMs owned by independent service organizations (“ISOs”), decreased by $1.6 million to $54.2 million as of December 31, 2007 when compared to December 31, 2006. This result is the net of a $3.9 million decline in cash and correspondent bank balances, offset in part by an increase of $2.3 million in cash supplied to ATMs owned by ISOs. Short-term investments, comprised of overnight federal funds sold ($2.4 million), repurchase agreements ($3.0 million), and money market funds ($5.0 million), decreased $6.4 million to $10.4 million at December 31, 2007. The lower level of short-term investments at period-end 2007 was the result of ordinary fluctuations in the Bank’s short-term liquidity accounts.

Securities.  The securities portfolio totaled $168.4 million at December 31, 2007, an increase of 22.0%, or $30.4 million, from $138.0 million at December 31, 2006. The portfolio represented 18.6% of total assets at December 31, 2007, compared to 15.1% a year earlier. During 2007, Government-sponsored enterprise (“GSE”) obligations decreased by $11.3 million, while the mortgage-backed securities portfolio increased by $41.6 million. In the first quarter of 2007, the Bank completed a sale of residential mortgage loans (associated with the $63.7 million of loans classified as held for sale at December 31, 2007) that netted $62.1 million of cash proceeds. Management chose to reinvest $4.0 million of the loan sale proceeds into GSE obligations, and $34.6 million into pass-through mortgage-backed securities sponsored by government agencies, including $24.2 million of fixed-rate securities and $10.4 million of adjustable-rate securities. Total purchase volume of pass-through mortgage-backed securities in 2007 was $47.8 million. The net decline of $11.3 million in GSE obligations in the year 2007 included the sale of $6.9 million of available-for-sale GSE obligations, which generated capital gains of $38,000. Nearly all of the bonds sold were callable securities, at risk of being called within one year at the time of sale. The securities portfolio carried net unrealized losses of $1.3 million at December 31, 2007, compared to $2.1 million of net unrealized losses at December 31, 2006. The primary reason for the decrease in the net unrealized loss was downward shifts in the level of market interest rates in late 2007, particularly in the short to intermediate portion of the yield curve.

Net Loans.  Net loans as of December 31, 2007 were $606.9 million, an increase of $30.5 million, or 5.3%, over net loan balances of $576.5 million (excluding loans held for sale) as of December 31, 2006. Net loans represented 67.2% of total assets at December 31, 2007, compared to 63.1% a year prior. Management continues to focus on changing the overall composition of the lending portfolio by emphasizing commercial lending categories over residential and consumer loans.

Commercial loans increased by $54.3 million, or 16.5%, year-over-year, and represented 62.7% of total loans at December 31, 2007, compared to 56.7% of total loans at December 31, 2006. Commercial loan categories with year-over-year increases included commercial real estate (up $9.3 million) and commercial business (up $58.2 million), while construction loans decreased by $13.1 million. In the year 2007, management re-categorized commercial loans secured by real estate that are owner-occupied from the commercial real estate category to the commercial business category. This reclassification was made for all years contained within this report. The amount of owner-occupied commercial real estate loans at December 31, 2007 and 2006 were $120.6 million and $72.2 million, respectively. Growth in the owner-occupied commercial real estate category represented the largest component of increase within commercial loans during 2007.

The construction loan portfolio declined by 19.0% during 2007, totaling $55.8 million at year-end. After evaluating risk/reward trade-offs in 2006, the Company decided to consider fewer construction loan transactions and toughen underwriting standards. At December 31, 2007, the Bank had $25.1 million of unused commitments under construction lines of credit, compared to $27.8 million at the end of the prior year.

The residential mortgage portfolio (excluding loans held for sale) decreased by $24.1 million, or 11.4%, during the year 2007, and represented 30.7% of total loans at December 31, 2007, compared to 36.5% at the end of the prior year. The decrease in the residential mortgage portfolio can be attributed both to the Company’s loan sales preferences, as well as a general slowdown in the local residential loan market. The Bank’s general strategy of retaining adjustable-rate mortgages in portfolio while selling fixed-rate originations into the secondary market contributed to the decline in loan balances in 2007, as adjustable-rate borrowers were active in refinancing their loans, typically into fixed-rate mortgages. However, in late 2007, spreads widened (compared to funding costs) for both conforming and jumbo residential fixed-rate loans, and as a result, the Company is currently holding much of its recent fixed-rate production in portfolio. This practice is expected to increase net interest income over time, but will have the more immediate effect of reducing gains realized on loans sold.

Consumer loans consist predominantly of home equity loans (including term loans and lines-of-credit), although the Bank also offers automobile, savings secured, and other types of consumer loans. As of December 31, 2007, $40.4 million, or 6.6%, of the Bank’s total loan portfolio consisted of consumer loans compared to $39.7 million, or 6.8%, of the Bank’s total loans at December 31, 2006. Home equity loans were $37.8 million at December 31, 2007 and represented 93.6% of the total consumer loan portfolio. The home equity loan portfolio increased by $1.2 million, or 3.3%, during the year 2007. As of December 31, 2007, there were $42.7 million in unused commitments under revolving home equity lines-of-credit, compared to $39.9 million at December 31, 2006.

For information concerning the allowance for loan losses at December 31, 2007 and 2006, refer to “Asset Quality — Allowance for Loan Losses”.

Loans Held for Sale.  At December 31, 2006, the Bank had $63.7 million in loans held for sale, consisting of residential adjustable-rate mortgage loans. In February 2007, the Bank completed the sale of the bulk of the designated loans, netting $62.1 million in cash proceeds, without incurring any additional loss

($1.1 million of these loans were returned to the adjustable-rate residential mortgage loan portfolio at then market value, which approximated carrying value on December 31, 2006). The Company recorded $545,000 in mortgage servicing rights (reflected in Other Assets), as all loans were sold on a servicing-retained basis.

Deposits.  Deposits decreased by $15.8 million to $617.4 million at December 31, 2007, 2.5% less than a total of $633.2 million at December 31, 2006. Certificates of deposit decreased by $45.4 million, or 14.7%, year-over-year. All other deposit categories (commonly referred to as core accounts) increased by a combined $29.6 million or 9.1% during the year 2007, with the largest increases in money market accounts ($16.6 million) and NOW accounts ($23.4 million). Demand accounts and savings accounts decreased by $7.9 million and $2.4 million, respectively, over the twelve months ended December 31, 2007.

Unlike many competing institutions throughout the industry that struggled in 2007 to grow their core deposits, the Company experienced some success in generating new core deposit accounts, largely due to the introduction of two products in the sector. The Company introduced a new line of cash management products to its business customers late in 2006 (included in the money market account category) that increased during 2007 by $22.9 million. In addition, the Bank introduced a new retail NOW account in the first quarter of 2007 that totaled $32.5 million in account balances at the end of the year. While the Bank pays a competitive rate of interest on both products, management anticipates that the transactional features of the accounts will strengthen the relationships formed with many of these new customers, over time.

Growth in core account balances, as well as increasingly attractive rates on term advances offered by the Federal Home Loan Bank late in the year, allowed management the flexibility to lower its offering rates on certificates of deposits, leading to a $45.4 million decline in time accounts in 2007. Certificates of deposit represented 42.5% of total deposits at the end of 2007, compared to 48.7% at the end of 2006. The Company consistently evaluates all of its deposit and borrowing funding sources for the most attractive mix in funding its asset base.

Borrowed Funds.  Borrowed funds increased by $6.3 million (or 4.0%) to $165.3 million during the year 2007, including $15.3 million in net new Federal Home Loan Bank of Boston (“FHLBB”) borrowings. In November 2007, the Company redeemed $9.0 million of subordinated debt that carried a 6.94% interest rate. All borrowed funds at December 31, 2007 consisted of FHLBB borrowings, including a $2.5 million advance for an original term of six months that is classified as short-term. The growth in FHLBB borrowings took place to fund assets, principally loans, as well as to provide a replacement funding source on occasion for deposit outflows, such as certificate of deposit maturities.

Stockholders’ Equity.  Total stockholders’ equity was $107.4 million as of December 31, 2007, a decrease of $2.0 million compared to $109.4 million at December 31, 2006. During the year 2007, the Company repurchased 441,890 of common shares at a cost of $6.3 million, and paid $1.8 million of dividends to its shareholders. Stockholder’s equity otherwise increased from net income of $3.6 million, a $752,000 reduction in the net unrealized loss on securities available-for-sale, net of tax effects, and amortization of $1.6 million in unearned compensation.

Comparison of Operating Results For The Year Ended December 31, 2007 and December 31, 2006

Net Income.  Net income for the year ended December 31, 2007 was $3.6 million, a $1.1 million decrease (or 23.2%) from the $4.7 million in net income for the year 2006. This decrease in net income was largely attributable to an increase of $3.4 million in operating expenses and a $1.9 million increase in income taxes, offset partially by a $4.3 million increase in non-interest income. In the year 2006, the Company recorded a $1.8 million income tax benefit derived from the utilization of a tax loss carryover. Net interest income and the provision for loan losses both increased year-over-year in 2007 as well, by $289,000 and $433,000, respectively.

Net Interest Income.  Net interest income increased $289,000 to $23.7 million for the year ended December 31, 2007, up 1.2% from $23.4 million for the year ended December 31, 2006. The increase was the result of a $10.6 million, or 1.4%, increase in average interest-earning assets, offset slightly by a one basis point decline (to 3.00%) in the net interest margin.

The increase in interest-earning assets was due primarily to $24.6 million of growth, on average, in the securities portfolio, supplemented by a net increase of $4.0 million in average short-term investments. On average, loan balances decreased by $17.9 million year-over-year, including $79.8 million in residential mortgages. In February 2007, the Company sold $62.1 million of residential mortgage loans held for sale that were portfolio loans for all of 2006. Commercial loans exhibited strong growth throughout 2007, mitigating much of the decline in residential mortgage loans, as average balances increased to $360.0 million for the year 2007, compared to $299.9 million for the year 2006. The yield on average interest-earning assets increased by 41 basis points year-over-year, due largely to changes in the mix of assets in the securities and loan portfolios.

Average-interest bearing liabilities increased by $18.4 million, or 2.8%, comparing the years 2007 and 2006. Growth in average interest-bearing liabilities included $4.5 million in deposits and $13.9 million in borrowings. Rates paid on interest-bearing liabilities increased by 46 basis points during 2007, including 45 basis points on deposits and 36 basis points on borrowings.

Interest Income.  Interest income for the year ended December 31, 2007 was $48.2 million, an increase of $3.9 million or 8.8% compared to $44.3 million earned in the prior year. The $3.9 million increase in interest income resulted from a $10.6 million, or 1.4%, increase in average interest-earning assets, which explains 6% of the overall increase, and a 41 basis point increase in the yield on those assets, which explains 94% of the overall increase.

An increase of 41 basis points, year-over-year, in the yield on loans explains 67% of the total $3.9 million increase in interest income. The increase can be attributed to higher interest rates that persisted for much of 2007 as well as changes in loan mix toward higher-yielding commercial loans. A sizable proportion of the Company’s loan assets are adjustable rate, and rate resets typically were higher throughout the year. In addition, the mix of average loans changed significantly during the year toward higher-yielding assets, as commercial loans comprised 59.2% of average loans for the year 2007, compared to 47.9% in 2006, while mortgage loans comprised 34.3% and 46.0% of average loans for the years 2007 and 2006, respectively.

During 2007, the average balance of securities and short-term investments increased by $24.6 million and $4.0 million, respectively, contributing approximately $1.3 million to the overall increase of $3.9 million in interest income. In the first quarter of 2007, the Bank invested $34.6 million of cash proceeds associated with a $62.1 million sale of residential mortgage loans into pass-through mortgage-backed securities, all of which were issued by government-sponsored enterprises. Overall, average mortgage-backed securities balances increased by $27.4 million year-over-year. The yields earned on average securities and short-term investments increased year-over-year by 71 and 4 basis points, respectively, largely due to growth in higher-yielding mortgage-backed securities. In addition, maturities of government-sponsored enterprise obligations, which provide the Company a regular source of liquidity, were replaced for most of 2007 at higher prevailing interest rates.

Interest Expense.  Interest expense for the year ended December 31, 2007 increased by $3.6 million, or 17.4%, to $24.5 million as compared to $20.9 million for the year ended December 31, 2006. The increase in interest expense arose from both an $18.4 million, or 2.8%, increase in average interest-bearing liabilities, and a 46 basis point, or 14.4%, increase in the cost of those liabilities. The $18.4 million increase in average interest-bearing liabilities comparing the years 2007 to 2006 contributed approximately 15% of the overall $3.6 million increase in interest expense, year-over-year. The 46 basis point increase in the cost of average interest-bearing liabilities contributed approximately 85% of the total $3.6 million increase in interest expense, year-over-year.

A 45 basis point increase in the average rate paid on interest-bearing deposits during the year 2007 (compared to 2006) was due in large part to the high level of short-term market interest rates that persisted for much of the year. The cost of certificates of deposit accounts increased during 2007 by 48 basis points, as new accounts and repricing of existing accounts were at generally higher rates than existed at the beginning of 2007. In addition, the average cost of interest-bearing core deposit accounts increased by 54 basis points, year-over-year. Within the deposit category, the average balance of core accounts (savings, money market, and NOW) increased by $12.3 million, while the average balance of certificates of deposit dropped $7.8 million.

The Company successfully brought two new core account products to market since the fourth quarter of 2006, contributing significantly to increases in average balances for the money market and NOW account categories of $8.4 million and $13.5 million, respectively, in 2007. As these products carried competitive market rates, the average rates paid on money market and NOW accounts increased by 39 and 200 basis points, year-over-year, respectively.

The Company increased its average borrowings by $13.9 million in 2007, compared to 2006. The cost of these borrowed funds increased by 36 basis points year-over-year, reflecting higher market interest rates on marginal new business. The Company often takes out medium-term or longer-term FHLB borrowings for asset/liability management purposes. The Company has lengthened the weighted average term of its borrowing portfolio, providing a better matched funding source for earning assets from an interest rate risk perspective than shorter-term certificates of deposit. All told, the increase in the average balance of borrowings as well as the higher rate paid contributed 33% of the overall $3.6 million increase in interest expense, year-over-year.

Provision for Loan Losses.  The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb potential losses inherent in the loan portfolio. Refer to “Business — Asset Quality” for additional information about the Company’s methodology for establishing its allowance for loan losses. Loan loss provisions were $634,000 and $201,000 during the years ended December 31, 2007 and 2006, respectively. Provisions in both years were primarily reflective of growth and change in mix in the loan portfolio. Commercial loans increased by $54.3 million, or 16.5%, year-over-year, and represented 62.7% of total loans at December 31, 2007, compared to 56.7% a year prior. The Company reserves a higher proportion for losses on commercial loans than it does for consumer or residential mortgage loans. The lower provision in 2006 also reflects a reduction of $160,000 pursuant to the transfer of $63.7 million of residential mortgages to loans held for sale. At December 31, 2007, the allowance for loan losses totaled $5.8 million, or 0.94% of the loan portfolio, compared to $5.3 million, or 0.92%, of total loans at December 31, 2006. The increase in the allowance for loan losses as a percentage of the loan portfolio was primarily due to an increase in the proportion of commercial loans in the portfolio.

In 2007, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities for all years presented. The provision for unfunded lending commitments (formerly included in the provision for loan losses) has been reclassified to non-interest expense for all years presented. The benefit (negative provision) for unfunded lending commitments amounted to $261,000 and $15,000 for the years 2007 and 2006, respectively. The reduction in reserves for unfunded lending commitments resulted from fluctuations in the volume of commitments outstanding and from management’s ongoing evaluation of the adequacy of its allowance for credit losses. Factors considered in the analysis of risk inherent in unfunded lending commitments included historical experience with respect to delinquency and charge-offs, underwriting standards, and the experience of the lending and credit analysis staff.

Non-interest Income.  Non-interest income for the year ended December 31, 2007 was $7.8 million, an increase of $4.3 million, or 121.6%, when compared to the $3.5 million earned in the year 2006. During 2006 and 2007, the Company engaged in several sale transactions involving bank-owned premises (including branches, real estate held as future branch sites, and other real estate owned), portfolio loans, and its ATM customer list. Net gains (losses) from these sales (including valuation write-downs prior to sale) were $401,000 and ($2.9 million) for 2007 and 2006, respectively. Excluding these sale transactions, non-interest income increased by $1.0 million, or 16.0%.

The following chart itemizes the sale transactions’ impact on non-interest income in 2007 and 2006 to approximate normalized operating results. Several of these transactions are described more fully following the chart:

	2007	2006	Change
	(Dollars in thousands)

Reported non-interest income	$7,810	$3,524	$4,286
Less:
Write-down of loans transferred to held for sale	—	(2,361)	2,361
Gain/(loss) on sale of premises	198	(503)	701
Gain on sale of CSSI customer list	203	—	203

Normalized non-interest income	$7,409	$6,388	$1,021

In the fourth quarter of 2006, the Company incurred a pre-tax loss of $2.4 million upon the designation of $66.1 million of adjustable-rate residential mortgage loans as held for sale. The loss recognized was attributable to the increase in market interest rates since the loans were originated, and no credit issues were associated with these loans. The sale was completed in February 2007, and no further loss was incurred. The proceeds were primarily used to invest in pass-through mortgage-backed securities.

In December 2006, the Company sold and simultaneously leased back six of its branch locations. The total purchase price for the six branches was $9.7 million. The gain recognized on five of the branches in the sale ($3.8 million) was deferred and is being recognized ratably over the initial lease term of 15 years. However, a net loss on the sale of one branch, totaling $503,000, was recognized as an immediate reduction of non-interest income.

In May 2007, the Bank and its subsidiary Creative Strategic Solutions, Inc. (“CSSI”), entered into an agreement to sell certain of CSSI’s assets (principally its customer list and rights and obligations under its customer contracts) to another bank with an ATM servicing division. As part of the agreement, the Company collected $203,000 in two installment payments from the other bank. If former CSSI customer balances and rates remain at levels outstanding at the closing of the transaction ($33 million), the Bank has the opportunity to earn two additional payments aggregating $200,000. However, because the prime rate of interest has fallen since the transaction closed, it is likely that the total of any future payments will be less than that amount.

Excluding the asset sale transactions listed above, non-interest income increased by $1.0 million, or 16.0%, comparing 2007 to 2006. Categories with significant increases year-over-year included other loan-related fees (up $448,000, or 92.0%), gains on loans originated for sale (up $349,000, or 105.4%), and gains on trading assets (up $264,000). The increase in loan-related fees can be attributed primarily to two causes. During 2007, the Company collected $413,000 of prepayment penalties from commercial borrowers who paid off or refinanced their loans earlier than contracted for, approximately $290,000 higher than the 2006 total. In addition, loan servicing fees, net of the amortization of mortgage servicing rights, increased by $88,000 or 57.5% year-over-year; largely due to the addition of $62.1 million of serviced loans from the bulk loan sale in the first quarter of 2007. Gains on loans originated for sale in 2007 include $234,000 in gains for a new reverse mortgage product that did not exist in 2006; the remaining year-over-year increase of $115,000 correlates with increased volume of conventional fixed rate loans sold into the secondary market. Excluding reverse mortgages and the bulk loan sale, the volume of loans sold into the secondary market increased by $10.4 million or 31.1% year-over-year. Gains on trading assets reflect the difference between the purchase amount and sales proceeds of a $15.0 million mutual fund asset that the Company held in 2007 for approximately five months.

ATM servicing fees decreased by $525,000, or 17.2%, from 2006 to 2007, representing the only non-interest income category with a year-over-year decline. From January through April of 2007, CSSI earned fees by providing cash to ATMs owned by ISOs nationwide. Fees were collected from the ISOs for managing the ATMs and for the use of the cash in the machines. On May 1, 2007, the Bank and CSSI entered into an agreement to sell certain of CSSI’s assets (principally its customer list and rights and obligations under its customer contracts) to another bank with an ATM servicing division. As part of this transaction, the Bank retained the right to continue to supply ATM cash to its former customers, for a minimum of 30 months. The Bank continues to earn fees under this arrangement, but those fees are lower, since the Bank no longer provides full administrative and operational support for these customers. The fees charged for the use of the ATM cash are assessed using a formula based on the prime rate of interest, and will vary directly over time with changes in the prime rate. The average yield (fee income divided by average cash outstanding) earned in 2007 was 5.97% compared to 7.74% earned in 2006. The decline in average rate is attributable primarily to reduced pricing commensurate with the transfer of operational risk and responsibility to the other bank, and to a lesser degree, a 100 basis point decline in the prime rate of interest during the second half of 2007.

Non-interest Expense.  Non-interest expense for the year ended December 31, 2007 was $25.7 million, an increase of $3.4 million, or 15.0%, when compared to $22.3 million incurred during the year ended December 31, 2006.

Salaries and employee benefits expenses represented the largest increase in non-interest expense in comparing the years 2007 and 2006, growing by $3.0 million, or 25.7%, to a total of $14.7 million. Base salaries, incentives and commissions increased by $1.7 million, or 20.6% in comparing the two annual periods. New positions were primarily located in the new Watertown (opened in September 2007) and Wellesley branches (opened in September 2006). In addition, salaries increased to support commercial and retail business development, product development, and related support staff in marketing and other administrative functions. The Company also entered into a strategic alliance with a small investment services firm in May 2007, assuming its sales staff and sales support costs. Incentives and commissions increased pursuant to the successful achievement by line personnel of annual business generation goals, particularly for core deposits and loans. In addition to these base compensation costs, stock incentive plan awards resulted in $624,000 of expense over five months in 2006, and $1.3 million for the full twelve months in 2007. Increases in retirement plan costs and health insurance benefits also contributed to the overall increase, rising by $553,000 year-over-year. Management took certain steps mid-way during 2007 to curb growth in salaries, including the elimination of 14 staff positions (seven of those at CSSI, which is now an inactive subsidiary), and in January 2008 instituted less expensive medical insurance and 401K match programs.

Occupancy and equipment expenses increased year-over-year by $825,000, or 31.4%, totaling $3.5 million for the year ended December 31, 2007. This increase was mainly due to the onset of rental expense in the six-branch sale/leaseback transaction in December 2006, as well as new leases for the two branches opened in Wellesley and Watertown. The final category of expense exhibiting an increase year-over-year in 2007 was data processing costs, up $466,000 or 24.0%. The increase in data processing costs reflects Company growth, including development, support and management costs for several new product offerings, and increases in the Company’s branch and ATM network.

Expense groupings experiencing year-over-year declines in 2007 included professional fees (down $430,000 or 33.4%) amortization of intangible assets (down $261,000 or 24.5%) and marketing and advertising (down $167,000 or 21.5%). The decrease in professional fees arose primarily from a $121,000 decline in audit and examination fees and a $299,000 decline in consulting fees. Audit fees were abnormally high in the year 2006, primarily due to first-year compliance with certain Sarbanes-Oxley Act requirements. The Company augmented its internal audit staffing in 2007 to help defray costs incurred for outsourced audit assistance. Consulting fees dropped pursuant to the termination of certain contracts related to the CSSI operation in the second quarter of 2007, and the lapse of other contracts related to the Chart Bank merger in the second quarter of 2006. The Company incurred non-cash charges of $803,000 for the amortization of intangible assets in 2007, $261,000 less than the comparable period in 2006. A core deposit intangible asset was created in the 2005 Chart Bank acquisition and is being amortized into expense using an accelerated method.

Income Taxes.  The Company recorded a provision for income taxes of $1.5 million in the year ended December 31, 2007, an increase of $1.9 million over the $358,000 benefit for income taxes recorded for the year ended December 31, 2006.

The effective tax rates for the years 2007 and 2006 were 29.6% and (8.2%), respectively. The Company reduced its 2007 effective tax rate below applicable statutory rates, in part, through recognition of capital gains that allowed the use of a capital loss carryover, the tax benefit of which was unrecorded. The 2007 effective tax rate was also reduced by recording higher proportional amounts of taxable income in its securities corporations, which bear lower statutory rates for state income tax purposes. The income tax benefit recorded in 2006 reflected a $1.8 million tax benefit related to the sale and simultaneous leaseback of six of the Company’s branch locations. The positive effect of this transaction on 2006 earnings was primarily due to the capital gain generated by the transaction, which allowed the Bank to use a capital loss carryover, the tax benefit of which was previously unrecorded and would have expired on December 31, 2006.

Comparison of Financial Condition At December 31, 2006 and December 31, 2005

Total Assets.  Total assets increased by $46.6 million, or 5.4%, from $867.5 million at December 31, 2005 to $914.1 million at December 31, 2006. This growth was largely the result of an increase in the loan portfolio (including loans held for sale), supplemented by smaller increases in cash and cash equivalents and securities.

Cash and Short-term Investments.  Cash and correspondent bank balances increased by $2.1 million to $55.8 million as of December 31, 2006 when compared to December 31, 2005. The entire increase was a result of a $2.5 million increase in cash supplied to ATM customers of CSSI, partially offset by a decrease in cash and due from banks. CSSI is a wholly owned subsidiary of Benjamin Franklin Bank that, during 2006 and 2005, supplied cash to ATMs owned by independent service organizations and provided related cash management services to a nationwide customer base. Short-term investments, comprised of overnight federal funds sold ($12.4 million) and money market funds ($4.3 million), increased $4.7 million to $16.7 million at December 31, 2006. The higher level of short-term investments at period-end was precipitated by ordinary fluctuations in the Bank’s short-term liquidity accounts.

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

Net Loans.  Net loans (excluding loans held for sale) as of December 31, 2006 were $576.5 million, a decrease of $29.1 million, or 4.8%, from net loan balances of $605.6 million as of December 31, 2005. On December 31, the Company transferred $63.7 million of adjustable-rate residential mortgage loans to a held for sale account. Excluding the transfer, net loan balances year-over-year increased by $34.6 million, or 5.7%. Net loans represented 63.1% of total assets at December 31, 2006. The Company invested in increased staffing in 2005 to expand its commercial lending business, and capitalize upon new market opportunities with its acquisition of Chart Bank. With the additional resources in place, commercial loans increased by $40.6 million, or 14.1%, year-over-year, and represented 56.7% of total loans at December 31, 2006. Changes in commercial loan categories included increases of $32.4 million and $8.5 million in commercial business and construction loans, respectively, while commercial real estate loans dropped nominally, by $316,000. The home equity loan portfolio also increased year-over-year by $4.1 million, or 12.7%. The residential mortgage portfolio decreased by $74.1 million year-over-year, attributable primarily to the transfer of $63.7 million of loans to a held for sale account. The residential mortgage portfolio further decreased by $10.4 million over the twelve months ended December 31, 2006. The local residential loan market in 2006 slowed from prior years, and pay-downs exceeded new portfolio originations. In the first quarter of 2006, the Company purchased $16.1 million of adjustable-rate residential mortgage loans to replace runoff. For information concerning the allowance for loan losses at December 31, 2006 and 2005, refer to “Asset Quality — Allowance for Loan Losses”.

Loans Held for Sale.  In December 2006, the Company committed to sell $66.1 million of lower-yielding adjustable-rate mortgage loans, in order to help improve its net interest margin in upcoming years. These mortgages were originated for retention in the loan portfolio, in prior years. The loss recorded on the transfer to held for sale was $2.4 million, or approximately 3.6% of the gross book value of the loans. The loss recognized was attributable to the increase in market interest rates since the loans were originated, and no credit issues were associated with these loans. Proceeds from the sales were received in February, 2007.

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

Similar to many other competitors in its market area, the Company experienced a shift in deposit mix during the years 2005 and 2006, as deposit customers displayed a marked preference for certificates of deposit as compared to other interest-bearing deposit products, such as savings, NOW, or money market accounts. As short-term interest rates rose and stabilized at higher levels in 2006, customers were considerably more aggressive in seeking competitive market yields for their deposit dollars.

The Company has strived to respond with competitive products in order to meet the challenges of funding the Bank with the deposits it needs to expand. In 2006, the Company introduced a new line of cash management products to its business customers and introduced new checking and health savings account products to retail customers in the first half of 2007.

Borrowed Funds.  Borrowed funds of $159.0 million at December 31, 2006 include FHLBB borrowings of $150.0 million and subordinated debt totaling $9.0 million. Of the $150.0 million, $10.0 million was borrowed for a term of six months and is classified as short-term. FHLBB borrowings increased during 2006 by $21.0 million, or 16.3%. The Bank took out new borrowings, in substance, to fund net loan growth. The $9.0 million balance in subordinated debt was unchanged during 2006.

Stockholders’ Equity.  Total stockholders’ equity was $109.4 million as of December 31, 2006, an increase of $1.3 million compared to $108.1 million at December 31, 2005. The primary components of the net increase was net income of $4.7 million, net of $1.0 million of dividends paid to shareholders and the repurchase of $3.4 million in common stock. In addition, stockholders’ equity increased in 2006 from the amortization of $848,000 in unearned compensation.

Comparison of Operating Results For The Year Ended December 31, 2006 and December 31, 2005

Net Income.  Net income for the year ended December 31, 2006 was $4.7 million, a $4.3 million increase over the $431,000 in net income for the year 2005. This increase in net income was largely attributable to $1.4 million of growth in net interest income, $1.9 million of growth in recurring sources of other income, and a $1.8 million income tax benefit derived from the utilization of a tax loss carryover. While the Company’s net interest margin declined during 2006, the full twelve-month impact of the April 2005 Chart Bank merger contributed favorably to the improvement in operating earnings. In addition, operating expenses declined by $1.1 million year-over-year, after factoring in a one-time $4.0 million pre-tax contribution to the Benjamin Franklin Bank Charitable Foundation in the second quarter of 2005.

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

Interest Income.  Interest income for the year ended December 31, 2006 was $44.3 million, an increase of $9.1 million or 26.0% compared to $35.1 million earned in the prior year. The overall increase in interest income resulted from both a $92.1 million, or 13.4%, increase in average interest-earning assets, and a 52 basis point, or 10.1%, increase in the yield on those assets. Approximately 51% of the dollar increase in interest income is explainable by an increase of $79.2 million in average loans outstanding, year-over-year, and approximately 29% is explainable by a 41 basis point increase in the yield on loans. The increase in the loan yield of 52 basis points was due to increases in market interest rates, the full-year inclusion in 2006 of the acquired Chart Bank loan portfolio, and to internally generated growth in higher-yielding commercial loans.

During 2006, the average balance of securities increased by $17.8 million, while the average balance of short-term investments declined by $4.8 million. Increases in yields earned on securities and short-term investments of 79 basis points and 191 basis points, respectively, were due mainly to the increase in market interest rates during the last two years. In 2006 and 2005, the Company’s security portfolio was comprised largely of laddered maturities of government-sponsored enterprise obligations, which provided the Company a regular source of liquidity and re-priced upwards as those maturities were replaced with like bonds at current interest rates.

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

The Company increased its borrowings level, on average, by $30.0 million in 2006 primarily in order to assist in funding loan growth. The Company often takes out medium-term or longer-term FHLB borrowings for asset/liability management purposes, especially since customer demand for CDs is predominantly for terms of shorter lengths of time. The cost of borrowed funds increased by 25 basis points year-over-year, reflecting higher market interest rates on marginal new business.

Provision for Loan Losses.  The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb potential losses inherent in the loan portfolio. Refer to “Business — Asset Quality” for additional information about the Company’s methodology for establishing its allowance for loan losses. Loan loss provisions were $201,000 and $525,000 during the years ended December 31, 2006 and 2005, respectively. Provisions in both years were primarily reflective of growth in the loan portfolio, as net charge-offs/recoveries in both years were nominal. The Company’s provision was reduced by $160,000 in 2006 pursuant to the transfer of $63.7 million of residential mortgages to loans held for sale. At December 31, 2006, the allowance for loan losses totaled $5.3 million, or 0.92% of total loans, compared to $5.2 million, or 0.85%, of total loans at December 31, 2005. The increase in the allowance for loan losses as a percentage of the loan portfolio was primarily due to an increase in the proportion of commercial loans in the portfolio.

In 2007, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities for all years presented. The provision for unfunded lending commitments (formerly included in the provision for loan losses) has been reclassified to non-interest expense for all years presented.

Non-interest Income.  Non-interest income for the year ended December 31, 2006 was $3.5 million, an increase of $37,000, or 1.1%, when compared to the year ended December 31, 2005. During 2006 and 2005, the Company engaged in several transactions involving bank-owned premises (including branches and real estate held as future branch sites) and portfolio loan sales. Net losses from these sales (including valuation write-downs prior to sale) were $2.9 million and $1.0 million for 2006 and 2005, respectively. Excluding these sale transactions, non-interest income increased by $1.9 million, or 41.6%, year-over-year.

The following chart itemizes the sale transactions’ impact on non-interest income in the years 2006 and 2005 to approximate normalized operating results. Each transaction is described more fully following the chart:

	2006	2005	Change
	(Dollars in thousands)

Reported non-interest income	$3,524	$3,487	$37
Less:
Write-down of loans transferred to held for sale	(2,361)	—	(2,361)
Gain/(loss) on sale of premises	(503)	380	(883)
Write-down of premises	—	(1,400)	1,400

Normalized non-interest income	$6,388	$4,507	$1,881

In the fourth quarter of 2006, the Company incurred a pre-tax loss of $2.4 million upon the designation of $66.1 million of adjustable-rate residential mortgage loans as held for sale. The transaction was part of a balance sheet restructure that is expected to increase interest income in upcoming years. The loss recognized was attributable to the increase in market interest rates since the loans were originated, and no credit issues were associated with these loans. These loans, which bore below-market interest rates, were sold in the first quarter of 2007.

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

Excluding the asset sale transactions, non-interest income increased by $1.9 million, or 41.7%, during the year 2006. Approximately 76% of this increase, or $1.4 million, was from higher ATM servicing fees, generated by subsidiary CSSI. During 2006 and 2005, CSSI provided cash to ATMs owned by ISOs nationwide, and collected fees from the ISOs for managing the ATMs and for the use of the cash in the machines. Other revenue increases year-over-year included deposit service fees ($195,000, or 15.8%), income from bank-owned life insurance ($78,000, or 29.0%) and miscellaneous income ($98,000, or 19.0%). Growth in fees earned on deposit accounts and miscellaneous income was mainly the result of the addition of the

Chart Bank deposit accounts and branch locations. The increase in income on bank-owned life insurance was due primarily to an additional $2.5 million investment made early in 2006. Income from the sale of non-deposit investment products decreased by $153,000, or 52.4%, when comparing the year 2006 to the year 2005.

Non-interest Expense.  Non-interest expense for the year ended December 31, 2006 was $22.3 million, a decrease of $1.1 million, or 4.7%, when compared to $23.4 million incurred during the year ended December 31, 2005. 2005 results included a $4.0 million contribution made in April to the Benjamin Franklin Bank Charitable Foundation. The Company has no intention of making future contributions to the Foundation. Excluding the contribution, the increase in non-interest expenses in 2006 compared to 2005 would have been $2.9 million, or 14.9%.

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

Occupancy and equipment expenses increased $257,000, or 10.8%, to $2.6 million for the year ended December 31, 2006. This increase was mainly due to the addition of costs associated with Chart Bank’s office locations, as well as the new branch in Wellesley. A year-over-year increase in data processing costs ($211,000 or 12.2%) largely reflects the growth of the Company and development and support costs for new product offerings. Professional fees increased $268,000, or 26.2%, to $1.3 million for the year ended December 31, 2006. This increase was due to a $304,000 increase in audit and examination fees, brought about by the conversion to a public company in 2005 and compliance with Sarbanes-Oxley Act requirements. The Company incurred non-cash charges of $1.1 million for the amortization of core deposit intangible assets in 2006, $336,000 less than the comparable period in 2005. The core deposit intangible was created in the 2005 Chart Bank acquisition and is being amortized into expense using an accelerated method. General and administrative expenses also increased year-over-year by $660,000, or 28.9%, due largely to the full-year effect of adding Chart Bank and CSSI operations, as well as overall Company growth. Larger year-over-year increases in other general and administrative expenses included insurance premiums, postage and supplies, correspondent bank charges, and directors’ fees. Directors’ fees increased with the addition of six new Board members from Chart Bank and the mid-year implementation in 2005 of a retirement plan for directors.

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

Impact of Recent Accounting Standards

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations.” This Statement replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. This replaces the cost allocation process under Statement No. 141, which resulted in the non-recognition of some assets and liabilities at the acquisition date and in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, while Statement 141 allowed for the deferred recognition of pre-acquisition contingencies until certain recognition criteria were met, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability. Under this Statement, an acquirer is required to recognize contingent consideration at the acquisition date, whereas contingent consideration obligations usually were not recognized at the acquisition date under Statement 141. Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Management and the Board of Directors of Benjamin Franklin recognize that taking and managing risk is fundamental to the business of banking. Through the development, implementation and monitoring of its policies with respect to risk management, the Company strives to measure, evaluate and control the risks it faces. The Board and management understand that an effective risk management system is critical to the Company’s safety and soundness. Chief among the risks faced by Benjamin Franklin are credit risk, market risk (including interest rate risk), liquidity risk, operational (transaction) risk and compliance risk.

Within management, the responsibility for risk management rests with the Risk Management Committee, chaired by the SVP/Risk Management Officer. Other members of the Committee include the Chief Executive Officer, Chief Financial Officer, Controller, and the senior officers responsible for lending, retail banking and human resources. The Risk Management Committee meets on a monthly basis to review the status of the Company’s risk management efforts, including reviews of internal and external audit findings, loan review findings, and the activities of the Asset/Liability Committee with respect to monitoring interest rate and liquidity risk. The Committee tracks any open items requiring corrective action with the goal of ensuring that each is addressed on a timely basis. The Compliance and Risk Management Officer reports all findings of the Risk Management Committee directly to the Board’s Audit and Risk Management Committee.

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

Interest rate risk can be defined as the exposure of future net interest income to adverse movements in interest rates. Net interest income is affected by changes in interest rates as well as by fluctuations in the level, mix and duration of the Company’s assets and liabilities. Over and above the influence that interest rates have on net interest income, changes in rates may also affect the volume of lending activity, the ability of borrowers to repay loans, the volume of loan prepayments, the flow and mix of deposits, and the market value of the Bank’s assets and liabilities.

Benjamin Franklin’s Asset/Liability Committee (“ALCO”), comprised of several members of senior and middle management, is responsible for managing the Company’s interest rate risk in accordance with policies approved by the Board of Directors. The ALCO is charged with managing assets and funding sources to produce results that are consistent with Benjamin Franklin’s liquidity, capital adequacy, growth, risk and profitability goals. On a quarterly basis, the Committee reviews with the Board of Directors its analysis of the Bank’s exposure to interest rate risk and the effect subsequent changes in interest rates could have on the Bank’s future net interest income, and by implication its business strategies. The Committee is also actively involved in the Bank’s planning and budgeting process as well as in determining pricing strategies for deposits and loans.

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

The ALCO’s primary tool for measuring, evaluating, and managing interest rate risk is income simulation analysis. Income simulation analysis measures interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect of interest rate shifts on net interest income over defined time horizons. These simulations take into account the specific repricing, maturity, prepayment and call options of financial instruments that vary under different interest rate scenarios. The ALCO reviews simulation results to determine whether the exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. Benjamin Franklin uses instantaneous rate shocks compared against static (or flat) rates when measuring interest rate risk, and evaluates results over both a twelve-month and a thirteen to 24 month period. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” scenario, where both interest rates and the composition of the balance sheet remain stable over the measured horizon(s). As of December 31, 2007, the income simulation analysis (as noted in the table below) for the first twelve-month period indicated that exposure to changing interest rates fell within the Company’s policy levels of tolerance.

While the ALCO reviews simulation assumptions to ensure they are reasonable, and back-tests simulation results on a periodic basis as a monitoring tool, income simulation analysis may not always prove to be an accurate indicator of the Company’s interest rate risk or future earnings. There are inherent shortcomings in income simulation, given the number and variety of assumptions that must be made to perform it. For example, the projected level of future market interest rates and the shape of future interest rate yield curves have a major impact on income simulation results. Many assumptions concerning the repricing of financial instruments, the degree to which non-maturity deposits react to changes in market rates, and the expected prepayment rates on loans, mortgage-backed securities, and callable bonds are also inherently uncertain. In addition, as income simulation analysis assumes that the Company’s balance sheet will remain static over the simulation horizon, the results do not reflect the Company’s expectations for future balance sheet growth, nor changes in business strategy that the Company could implement in response to rate shifts to mitigate its loss exposures. As such, although the analysis described above provides an indication of the Company’s sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

The following table sets forth, as of December 31, 2007, the estimated changes in net interest income over the next twelve months comparing an unchanged rate scenario to projected results using various parallel shifts in market interest rates. These computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as being indicative of actual future results.

Percentage Change in Estimated
Net Interest Income
Over 12 months

300 basis point increase in rates	(8.46)%
200 basis point increase in rates	(5.95)%
100 basis point increase in rates	(2.28)%
Flat interest rates	—
100 basis point decrease in rates	1.50%
200 basis point decrease in rates	(3.06)%

The Company’s income simulation analysis contains important assumptions regarding the rate sensitivity of interest-bearing core deposit accounts. For example, the Company assumes that money market account rates would change by 37 basis points for each 100 basis point change in market interest rates. These scenarios also assume no change in regular savings and regular NOW account interest rates. Interest rates for certain premium-rate NOW and money market savings accounts are expected to vary to the full extent of any increase or decrease in market interest rates. In addition, deposits are assumed to have certain minimum rate floors below which rates will not fall. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. There can be no assurance that the core deposit pricing assumptions used in the simulation analysis will actually occur.

As indicated in the table above, the result of an immediate 100 basis point parallel increase in interest rates is estimated to decrease net interest income by 2.28% over a 12-month horizon, when compared to the unchanged rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to decrease by 5.95% over a 12-month horizon, when compared against the unchanged rate scenario. The exposure of net interest income to rising rates as compared to an unchanged rate scenario results from the difference between anticipated increases in asset yields and somewhat more rapid increases in funding costs. The Company assumes that certain premium-rate NOW and money market deposit products, that demonstrated strong growth in 2007 and comprise a larger proportion of interest-bearing deposits, bear full sensitivity to increases in market rates for simulation purposes.

The estimated change in net interest income over a 12-month horizon from the unchanged rate scenario for a 100 basis point parallel decline in the level of interest rates is an increase of 1.50%. For an immediate 200 basis point parallel decrease in the level of interest rates, net interest income is estimated to decrease by 3.06% over a 12-month horizon, when compared against the unchanged rate scenario. A modest decrease of 100 basis points from an unchanged rate scenario would likely result in a favorable change in net interest income over the next 12 months, as funding costs are projected to decrease farther than asset yields. However, in the 200 basis point decrease rate scenario, the projected drop in net interest income as compared to an unchanged rate scenario results from a more rapid decline in earning asset yields compared to rates paid on funding liabilities. If rates were to fall by 200 basis points, rate floors on most core deposit accounts would come into effect for simulation purposes. In addition, asset yields would decline more than funding costs as cash flow from prepayments of mortgage-related products, and redemption of callable securities, would increase significantly as market rates fall, exposing the Company to higher re-investment risk.

Management of Liquidity Risk.  The risk to earnings and capital arising from an organization’s inability to meet its obligations without incurring unacceptable losses is defined as liquidity risk. The Treasurer of the Company is responsible for monitoring the adequacy of Benjamin Franklin’s liquidity position on a daily basis. The Company actively manages its liquidity position under the direction of the Asset/Liability Committee. The Board of Directors provides oversight on no less than a monthly basis, as well.

Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. Benjamin Franklin uses its liquidity on a regular basis to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets, to make dividend payments to shareholders, and to meet operating expenses. In addition, the Company has used funds since early 2007 to repurchase its common stock (see Item 5.(c) — “Repurchase of Equity Securities” for further information.) Benjamin Franklin’s primary sources of funds consist of deposit inflows, borrowed funds, and the amortization, prepayment and maturities of loans and securities. While scheduled payments from the amortization and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows and loan and investment prepayments can be greatly influenced by general interest rates, economic conditions and competition. In addition to these regular sources of funds, the Company may choose to sell portfolio loans and investment securities to meet liquidity demands. However, it is the Bank’s general practice to hold loan originations and investment securities until their final maturity.

At December 31, 2007, cash and due from banks (excluding cash supplied to ATM customers), short-term investments, and debt securities maturing within one year totaled $76.4 million or 8.5% of total assets. At December 31, 2006, these totals were $86.7 million, or 9.5% of total assets. Management believes that the Company has adequate liquidity available to respond to current and anticipated liquidity demands.

Benjamin Franklin utilizes borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) as a source of funds. Wholesale borrowing may be considered attractive from an earnings perspective when it may be done at a cost advantage to raising deposits in the local market area. FHLB borrowing may also be used to extend or shorten liability maturities when the deposit customers’ choice of maturities is not consistent with the Company’s overall desired position for interest rate risk purposes or due to anticipated economic conditions. At December 31, 2007, based on qualifying collateral calculations as promulgated by the FHLBB, the Company has access to approximately $100.8 million of additional borrowing capacity. Since December 31, 2006, the Company has increased its FHLBB borrowings by $15.3 million, to a total of $165.3 million outstanding as of December 31, 2007.

The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:

Contractual Obligations:

	At December 31, 2007
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in thousands)

Federal Home Loan Bank advances(1)	$165,284	$29,494	$107,000	$18,000	$10,790
Operating leases(2)	14,347	1,190	2,375	2,181	8,601
Non-qualified pension(3)	11,695	2,386	1,944	1,955	5,410
Other contractual obligations(4)	5,829	3,047	2,782	—	—

Total contractual obligations	$197,155	$36,117	$114,101	$22,136	$24,801

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 family residential mortgage loans. One advance in the amount of $10 million maturing in June, 2010 will become immediately payable if 3-month LIBOR rises above 6.0% (measured on a quarterly basis).

(2)	Represents non-cancelable operating leases for branch offices.

(3)	Pension obligations include expected payments under the Company’s Director Fee Continuation Plan and expected contributions to the Company’s supplemental executive retirement plans.

(4)	Represents contracts for technology services and employment agreements.

Loan Commitments:

	December 31, 2007
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in thousands)

Commitments to grant loans(1)	$15,097	$15,097	$—	$—	$—
Unused portion of commercial loan lines of credit	29,909	29,802	107	—	—
Unused portion of home equity lines of credit(2)	42,691	—	—	—	42,691
Unused portion of construction loans(3)	25,126	14,254	10,872	—	—
Unused portion of personal lines of credit(4)	2,413	—	—	—	2,413
Commercial letters of credit	1,213	1,213	—	—	—

Total loan commitments	$116,449	$60,366	$10,979	$—	$45,104

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2007. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Benjamin Franklin Bancorp, including its consolidated subsidiaries, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors
Benjamin Franklin Bancorp, Inc.
Franklin, Massachusetts

We have audited Benjamin Franklin Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Benjamin Franklin Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Benjamin Franklin Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Benjamin Franklin Bancorp, Inc. and our report dated March 10, 2008 expressed an unqualified opinion.

/s/  Wolf & Company, P.C.

Boston, Massachusetts
March 10, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the information required by this item by reference to the sections captioned “Information Regarding Directors — Biographical Information regarding Directors and Nominees,” “Information Regarding Executive Officers — Biographical Information regarding Executive Officers”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 annual proxy statement.

Item 11.	Executive Compensation

We incorporate the information required by this item by reference to the section captioned “Information Regarding Executive Officers” and “Information Regarding Directors — Compensation of Directors” in our 2008 annual proxy statement.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the information required by this item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2008 annual proxy statement and to Part II, Item 5, subsection (a)(4) of this Annual Report on Form 10-K.

Item 13	Certain Relationships and Related Transactions, and Director Independence

We incorporate the information required by this item by reference to the section captioned “Transactions with Related Parties” in our 2008 annual proxy statement.

Item 14	Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section captioned “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm — Public Accountant’s Fees” and “— Pre-approval Policies and Procedures” in our 2008 annual proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits

Exhibit No.		Description	Footnotes

2.1		Plan of Conversion of Benjamin Franklin Bancorp.	3
2.2		Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2
3.1		Articles of Organization of Benjamin Franklin Bancorp, Inc.	2
3.2		Bylaws of Benjamin Franklin Bancorp, Inc.	7
4.1		Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5
10	.1.1	Form of Employment Agreement with Thomas R. Venables.*	6
10	.1.2	Form of Employment Agreement with Claire S. Bean.*	6

Exhibit No.		Description	Footnotes

10.2		Form of Change in Control Agreement with five other Executive Officers, providing one year’s severance to Karen Niro, Michael J. Piemonte and Kathleen P. Sawyer, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. This form contains all material information concerning the agreement and the only differences are the name and contact information of the executive officer who is party to the agreement and the number of years of severance provided.*	2
10.3		Form of Benjamin Franklin Bank Benefit Restoration Plan.*	2
10	.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of March 22, 2006.*	8
10	.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of March 22, 2006.*	8
10.5		Benjamin Franklin Bancorp Director Fee Continuation Plan. *	4
10.6		Benjamin Franklin Bancorp Employee Salary Continuation Plan.*	2
10	.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.*	2
10	.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004.*	2
10.8		Benjamin Franklin Bancorp, Inc. 2006 Stock Incentive Plan*	9
10	.8.1	Form of Incentive Stock Option Agreement*	10
10	.8.2	Form of Non-Statutory Stock Option Agreement (Officer)*	10
10	.8.3	Form of Non-Statutory Stock Option Agreement (Director)*	10
10	.8.4	Form of Restricted Stock Agreement (Officer)*	10
10	.8.5	Form of Restricted Stock Agreement (Director)*	10
10.9		Purchase and Sale Agreement dated December 19, 2006.	11
11		See Note 3 to the Financial Statements for a discussion of earnings per share.	—
21		Subsidiaries of Registrant	8
23.1		Consent of Wolf & Company, P.C., independent registered public accounting firm.	1
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

*	Relates to compensation.

1.	Filed herewith.

2.	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3.	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4.	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.

7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

8.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2006.

9.	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on March 28, 2006.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A, filed on August 18, 2006.

11.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 26, 2006.

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
Thomas R. Venables
President and Chief Executive Officer

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the indicated capacities as of March 17, 2008.

Signature	Title

/s/ Thomas R. Venables Thomas R. Venables	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Claire S. Bean Claire S. Bean	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mary Ambler Mary Ambler	Director

/s/ William P. Bissonnette William P. Bissonnette	Director

/s/ Richard E. Bolton, Jr. Richard E. Bolton, Jr.	Director

/s/ William F. Brady, Jr. William F. Brady, Jr.	Director

/s/ Paul E. Capasso Paul E. Capasso	Director

/s/ Jonathan A. Haynes Jonathan A. Haynes	Director

/s/ Anne M. King Anne M. King	Director

/s/ Daniel F. O’Brien Daniel F. O’Brien	Director

Signature	Title

/s/ Charles F. Oteri Charles F. Oteri	Director

Donald P. Quinn	Director

/s/ Neil E. Todreas Neil E. Todreas	Director

/s/ Alfred H. Wahlers Alfred H. Wahlers	Director

/s/ Charles Yergatian Charles Yergatian	Director

Benjamin Franklin Bancorp, Inc.

Annual Report on Form 10-K for the Year Ended December 31, 2007
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

BENJAMIN FRANKLIN BANCORP, INC.

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Benjamin Franklin Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Benjamin Franklin Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benjamin Franklin Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Benjamin Franklin Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion on the effectiveness of Benjamin Franklin Bancorp, Inc.’s internal control over financial reporting.

/s/  Wolf & Company, P.C.

Boston, Massachusetts
March 10, 2008

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Cash and due from banks	$12,226	$16,115
Cash supplied to ATM customers	42,002	39,732
Short-term investments	10,363	16,748

Total cash and cash equivalents	64,591	72,595
Securities available for sale, at fair value	156,761	126,982
Securities held to maturity, at amortized cost	—	31
Restricted equity securities, at cost	11,591	10,951
Loans, net of allowance for loan losses of $5,789 in 2007 and $5,337 in 2006	606,946	576,483
Loans held for sale, net	—	63,730
Premises and equipment, net	5,410	5,202
Accrued interest receivable	3,648	3,480
Bank-owned life insurance	10,700	10,298
Goodwill	33,763	33,763
Other intangible assets	2,474	3,069
Other assets	7,394	7,538

	$903,278	$914,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$617,368	$633,179
Short-term borrowings	2,500	10,000
Long-term debt	162,784	148,969
Deferred gain on sale of premises	3,531	3,783
Other liabilities	9,651	8,786

Total liabilities	795,834	804,717

Commitments and contingencies (Notes 7 and 13)
Stockholders’ equity:
Common stock, no par value, 75,000,000 shares authorized: 8,030,415 shares issued and 7,856,172 shares outstanding at December 31, 2007; 8,468,137 shares issued and 8,249,802 shares outstanding at December 31, 2006	—	—
Additional paid-in capital	77,370	82,909
Retained earnings	38,515	36,634
Unearned compensation	(7,094)	(7,938)
Accumulated other comprehensive loss	(1,347)	(2,200)

Total stockholders’ equity	107,444	109,405

	$903,278	$914,122

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Interest and dividend income:
Loans, including fees	$39,182	$37,676	$30,409
Debt securities	7,432	5,374	3,811
Dividends	707	551	400
Short-term investments	852	658	515

Total interest and dividend income	48,173	44,259	35,135

Interest expense:
Interest on deposits	16,985	14,547	8,500
Interest on short-term borrowings	272	320	117
Interest on long-term debt	7,231	5,996	4,500

Total interest expense	24,488	20,863	13,117

Net interest income	23,685	23,396	22,018
Provision for loan losses	634	201	525

Net interest income, after provision for loan losses	23,051	23,195	21,493

Other income (charges):
ATM servicing fees	2,534	3,059	1,639
Deposit servicing fees	1,487	1,428	1,233
Other loan-related fees	935	487	442
Gain (loss) on loans sold and held for sale, net	680	(2,030)	116
Gain (loss) on sale/write-down of securities, net	38	(25)	—
Gain (loss) on sale/write-down of premises, net	450	(495)	(1,020)
Gain on trading assets	264	—	—
Gain on sale of CSSI customer list	203	—	—
Income from bank-owned life insurance	402	347	269
Miscellaneous	817	753	808

Total other income	7,810	3,524	3,487

Operating expenses:
Salaries and employee benefits	14,687	11,682	9,882
Occupancy and equipment	3,456	2,631	2,374
Data processing	2,411	1,945	1,734
Professional fees	859	1,289	1,021
Marketing and advertising	611	778	738
Contribution to Benjamin Franklin Bank Charitable Foundation	—	—	4,000
Amortization of intangible assets	803	1,064	1,400
Other general and administrative	2,860	2,948	2,288

Total operating expenses	25,687	22,337	23,437

Income before income taxes	5,174	4,382	1,543
Provision (benefit) for income taxes	1,532	(358)	1,112

Net income	$3,642	$4,740	$431

Weighted-average shares outstanding:
Basic	7,644,470	7,949,042	n/a
Diluted	7,686,543	7,953,739	n/a
Earnings per share:
Basic	$0.48	$0.60	n/a
Diluted	$0.47	$0.60	n/a

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Retained	Unearned	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity
	(Dollars in thousands, except per share amounts)

Balance at December 31, 2004	—	$—	$—	$32,997	$—	$(1,669)	$31,328

Comprehensive loss:
Net income	—	—	—	431	—	—	431
Net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	(657)	(657)

Total comprehensive loss							(226)

Issuance of common stock for initial public offering, net of expenses of $2,053	5,577,419	—	53,721	—	—	—	53,721
Issuance of common stock to Benjamin Frankin Bank Charitable Foundation	400,000	—	4,000	—	—	—	4,000
Issuance of common stock for acquisition of Chart Bank	2,511,479	—	25,115	—	—	—	25,115
Stock purchased by ESOP	—	—			(5,537)		(5,537)
Release of ESOP stock	—	—	13	—	184	—	197
Dividends declared ($.06 per share)	—	—	—	(486)	—	—	(486)

Balance at December 31, 2005	8,488,898	—	82,849	32,942	(5,353)	(2,326)	108,112
Comprehensive income:
Net income	—	—	—	4,740	—	—	4,740
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	424	424

Total comprehensive income							5,164

Common stock repurchased	(239,096)	—	(3,373)	—	—	—	(3,373)
Issuance of common stock in connection with stock incentive plan	—	—	3,046	—	(3,046)	—	—
Restricted stock expense	—	—	—	—	277	—	277
Stock option expense	—	—	347	—	—	—	347
Release of ESOP stock	—	—	40	—	184	—	224
Dividends declared ($.13 per share)	—	—	—	(1,048)	—	—	(1,048)
Adjustment to initially apply FASB Statement No. 158	—	—	—	—	—	(298)	(298)

Balance at December 31, 2006	8,249,802	—	82,909	36,634	(7,938)	(2,200)	109,405
Comprehensive income:
Net income	—	—	—	3,642	—	—	3,642
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	752	752
FASB Statement No. 158 tax effect adjustment	—	—	—	—	—	101	101

Total comprehensive income							4,495

Common stock repurchased	(441,890)	—	(6,271)	—	—	—	(6,271)
Issuance of common stock in connection with stock incentive plan	—	—	225	—	(225)	—	—
Restricted stock expense	48,260	—	—	—	690	—	690
Forfeiture of restricted stock	—	—	(193)	—	193	—	—
Stock option expense	—	—	657	—	—	—	657
Release of ESOP stock	—	—	43	—	186	—	229
Dividends declared ($.22 per share)	—	—	—	(1,761)	—	—	(1,761)

Balance at December 31, 2007	7,856,172	$—	$77,370	$38,515	$(7,094)	$(1,347)	$107,444

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$3,642	$4,740	$431
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of securities, net	(579)	(760)	9
Amortization (accretion) of loans, net	124	(37)	(64)
Loss (gain) on sale/write-down of securities, net	(38)	25	—
Loss (gain) on sale/write-down of premises, net	(198)	499	1,020
Amortization of deferred gain on sale of premises	(252)	(4)	—
Provision for loan losses	634	201	525
Provision (credit) for losses on unfunded loan commitments	(261)	(15)	161
Accretion of deposit and borrowing discounts, net	(6)	(35)	(307)
Amortization of mortgage servicing rights	297	241	282
Depreciation expense	913	1,019	983
Amortization of intangible assets	803	1,064	1,400
Stock-based compensation and ESOP	1,576	848	197
Deferred income tax provision (benefit)	264	(4,231)	(1,944)
Income from bank-owned life insurance	(402)	(347)	(269)
Gains on trading assets	(264)	—	—
Purchases of trading assets	(15,000)	—	—
Proceeds from sales of trading assets	15,264	—	—
Gain (loss) on loans sold and held for sale, net	(680)	2,030	(116)
Loans originated for sale	(54,078)	(33,205)	(23,160)
Proceeds from sales of loans	54,758	33,536	23,276
Increase in accrued interest receivable	(168)	(435)	(1,555)
Contribution of common stock to Charitable Foundation	—	—	4,000
Other, net	604	1,640	3,360

Net cash provided by operating activities	6,953	6,774	8,229

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	6,967	10	—
Maturities, calls, and principal repayments	67,606	65,970	49,770
Purchases	(102,840)	(69,350)	(52,900)
Maturities of and principal repayments on held-to-maturity securities	5	78	108
Net change in restricted equity securities	(640)	(974)	(653)
Purchases of mortgage loans	—	(16,118)	—
Loan originations, net	(30,383)	(21,029)	(38,346)
Purchases of bank-owned life insurance	—	(2,500)	—
Proceeds from sales of loans held for sale	62,122	—	—
Proceeds from sales of premises and equipment	1,078	9,743	785
Purchases of identifiable intangible assets	(208)	—	—
Additions to premises and equipment	(1,142)	(1,509)	(819)

Net cash used for (provided by) investing activities	2,565	(35,679)	(42,055)

Cash flows from financing activities:
Net increase (decrease) in deposits	(15,780)	21,574	(1,858)
Net change in short-term borrowings	(7,500)	10,000	(4,250)
Proceeds from long-term debt	46,000	56,000	33,903
Repayment of long-term debt	(32,210)	(47,403)	—
Net proceeds from issuance of common stock	—	—	53,721
Common stock repurchased	(6,271)	(3,373)	—
Dividends paid on common stock	(1,761)	(1,048)	(486)
Acquisition of common stock by ESOP	—	—	(5,537)

Net cash provided by (used for) financing activities	(17,522)	35,750	75,493

Net change in cash and cash equivalents	(8,004)	6,845	41,667
Cash and cash equivalents acquired in the purchase of Chart Bank	—	—	9,879
Cash and cash equivalents at beginning of year	72,595	65,750	14,204

Cash and cash equivalents at end of year	$64,591	$72,595	$65,750

Supplemental cash flow information:
Interest paid on deposits	$17,147	$14,450	$8,476
Interest paid on borrowings	7,441	6,186	4,452
Income taxes paid	1,282	3,595	1,238
Loans reclassified as held for sale	—	66,091	—
Loans held for sale transferred to loans, net	1,063	—	—
Loans held for sale transferred to other assets	545	—	—
Deferred gain recorded on sale of premises and equipment	—	3,787	—
Premises and equipment transferred to other assets	—	—	634
Loans transferred to other assets	225	—	—
Securities transferred from held-to-maturity to available-for-sale	26	—	—

Assets acquired and liabilities assumed from Chart Bank were as follows:
Fair value of noncash assets acquired	$—	$—	$259,008
Fair value of liabilities assumed	—	—	243,772
Fair value of common stock issued	—	—	25,115

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements include the accounts of Benjamin Franklin Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Benjamin Franklin Bank (the “Bank”). The Bank has three subsidiaries, Benjamin Franklin Securities Corp. and Benjamin Franklin Securities Corp. II, formed for the purpose of buying, holding, and selling securities, and Creative Strategic Solutions, Inc. (“CSSI”), which supplies cash to automatic teller machines owned by Independent Service Organizations (“ISOs”) and related cash management services to a nationwide customer base of ISOs. At December 31, 2007, CSSI is inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company completed its mutual-to-stock conversion (the “Conversion”) and related stock offering with the issuance of 5,577,419 shares of common stock, at an offering price of $10 per share, on April 4, 2005. An additional 2,511,479 shares, valued at $10 per share, were issued in connection with the acquisition of 100% of the outstanding common stock of Chart Bank, which was consummated immediately following the stock conversion. The cash portion of the consideration paid to Chart Bank shareholders totaled $21,535, resulting in a total purchase price of $46,650. The Company’s stock began trading on April 5, 2005, on the Nasdaq National Market, under the symbol “BFBC.”

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

Reclassifications

Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation. In 2007, the Company reclassified the December 31, 2006 and 2005 reserve for unfunded lending commitments, which amounted to $444 and $459, respectively, from the allowance for loan losses to other liabilities. The related provision (credit) for losses on unfunded lending commitments, which amounted to ($15) and $161, respectively, has been reclassified from the provision for loan losses to other general and administrative expense for the years ended December 31, 2006 and 2005.

Significant group concentrations of credit risk

Most of the Company’s activities are with customers located within New England. Notes 3 and 4 discuss the types of securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Cash and cash equivalents

Cash and cash equivalents include cash and balances due from banks and short-term investments, all of which mature within ninety days.

Trading activities

The Company engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded in the trading assets account at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income.

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

Purchase premiums and discounts are recognized into interest income using the interest method over the contractual terms of the securities. Declines in the fair value of held-to-maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific identification method.

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

Mortgage loan servicing

The Company services mortgage loans for others. Mortgage loan servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. Fair value is based on market prices for comparable mortgage servicing contracts. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets, and are adjusted for prepayments. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by loan type and the original term. Fair value is determined for each strata using market prices for similar assets with similar characteristics. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Changes in the valuation allowance are reported in loan servicing fee income.

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

Goodwill and other intangible assets

The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired. Identifiable intangible assets are subsequently amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds the fair value, an impairment charge is recorded to income. Goodwill is not amortized and is reviewed on an annual basis for impairment. In evaluating goodwill, management does not monitor the separate fair value of the acquired entities, but instead measures the fair value of the entire Company, as a single reporting unit. At December 31, 2007 and 2006, management concluded that no intangible assets were impaired.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

Derivative financial instruments

Derivative Loan Commitments

Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheet and measured at fair value.

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other income, if material.

The Company records a zero value for the loan commitment at inception (at the time the commitment is issued to a borrower (“the time of rate lock”)) and does not recognize the value of the expected normal servicing rights until the underlying loan is sold. Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, the Company’s best efforts contracts meet the definition of derivative instruments when the loans to the underlying borrowers close, and are accounted for as derivative instruments at that time. Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other income, if material.

The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

Retirement plan

The Company accounts for directors’ post-retirement pension plan benefits on the net periodic pension cost method for financial reporting purposes. This method recognizes the compensation cost of an employee’s pension benefit over the director’s approximate service period.

Effective December 31, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan, (b) measure a plan’s assets and its obligations that determine its funded status as of the employer’s fiscal year, (c) recognize, through other comprehensive income, net of tax, changes in the funded status of the benefit plan that are not recognized as net periodic benefit cost, and (d) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year that relate to the delayed recognition of certain benefit cost elements. The adoption of the Statement resulted in a $298 decrease to other liabilities and accumulated other comprehensive income.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

Stock compensation plans

In 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)” or the “Statement”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Statement requires the Company to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. (See Note 17.) SFAS 123(R) permits the use of any option-pricing model that meets the fair value objective in the Statement.

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

	Years Ended December 31,
	2007	2006	2005

Unrealized holding gains (losses) on securities available for sale	$907	$438	$(750)
Reclassification adjustment for (gains) losses and impairment recognized in income	(38)	25	—

	869	463	(750)
Tax effect	(117)	(39)	93

Net-of-tax amount	752	424	(657)
FASB Statement No. 158 tax effect adjustment	101	—	—

	$853	$424	$(657)

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31,
	2007	2006

Net unrealized loss on securities available for sale	$(1,256)	$(2,125)
Tax effect	106	223

Net-of-tax amount	(1,150)	(1,902)

Unrecognized net actuarial gain pertaining to defined benefit plan	346	346
Unrecognized prior service cost pertaining to defined benefit plan	(644)	(644)

	(298)	(298)
Tax effect of initially applying SFAS No. 158	101	—

Net-of-tax amount	(197)	(298)

	$(1,347)	$(2,200)

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2007	2006

Net income	$3,642	$4,740

Average number of common shares outstanding	7,644,470	7,949,042
Effect of dilutive options and restricted stock	42,073	4,697

Average number of common shares outstanding used to calculate diluted earnings per common share	7,686,543	7,953,739

Stock options and restricted stock that would have an anti-dilutive effect on diluted earnings per share are excluded from the calculation. For the year ended December 31, 2007, 424,966 shares were anti-dilutive. There were no anti-dilutive shares for the year ended December 31, 2006.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

Recent accounting pronouncements

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets,” which amends FASB Statement No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (the “fair value method”). This Statement was effective for new transactions occurring and for subsequent measurement as of January 1, 2007. Management did not adopt the fair value method of accounting for its servicing rights. Therefore, the adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on January 1, 2007 and this adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations.” This Statement replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

previously used the pooling-of-interests method of accounting for certain business combinations. Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. This replaces the cost allocation process under Statement No. 141, which resulted in the non-recognition of some assets and liabilities at the acquisition date and in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, while Statement 141 allowed for the deferred recognition of pre-acquisition contingencies until certain recognition criteria were met, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability. Under this Statement, an acquirer is required to recognize contingent consideration at the acquisition date, whereas contingent consideration obligations usually were not recognized at the acquisition date under Statement 141. Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008.

2.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain daily average balances on hand or with the Federal Reserve Bank. At both December 31, 2007 and 2006, these reserve balances amounted to $200.

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31,
	2007	2006

Federal funds sold	$2,370	$12,438
Repurchase agreements	3,029	—
Money market accounts	4,964	4,310

	$10,363	$16,748

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2007:
Securities available for sale:
Government-sponsored enterprise obligations	$85,972	$240	$(34)	$86,178
Municipal obligations	1,206	—	(4)	1,202
Mortgage-backed securities	70,839	373	(1,831)	69,381

	$158,017	$613	$(1,869)	$156,761

December 31, 2006:
Securities available for sale:
Government-sponsored enterprise obligations	$97,723	$70	$(291)	$97,502
Municipal obligations	1,707	—	(20)	1,687
Mortgage-backed securities	29,677	8	(1,892)	27,793

	$129,107	$78	$(2,203)	$126,982

Securities held to maturity:
Mortgage-backed securities	$31	—	—	$31

The amortized cost and estimated fair value of debt securities, excluding mortgage-backed securities, by contractual maturity at December 31, 2007 is as follows. Expected maturities will differ from contractual maturities on certain securities because of call or prepayment provisions.

	Amortized	Fair
	Cost	Value

Within 1 year	$53,822	$53,860
After 1 year through 5 years	33,356	33,520

	$87,178	$87,380

Proceeds from the sale of securities available for sale during the years ended December 31, 2007 and 2006 amounted to $6,967 and $10, respectively. Gross gains of $38 and $10 were realized during the years ended December 31, 2007 and 2006, respectively. In addition, the Company recorded a $35 impairment loss during the year ended December 31, 2006. There were no sales of securities during the year ended December 31, 2005.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

December 31, 2007:
Government-sponsored enterprise obligations	$26	$12,920	$8	$3,983
Municipal obligations	—	—	4	1,202
Mortgage-backed securities	4	2,317	1,827	24,968

Total temporarily impaired securities	$30	$15,237	$1,839	$30,153

December 31, 2006:
Government-sponsored enterprise obligations	$70	$29,972	$221	$41,865
Municipal obligations	—	—	20	1,687
Mortgage-backed securities	—	—	1,892	27,220

Total temporarily impaired securities	$70	$29,972	$2,133	$70,772

Unrealized losses on debt securities at December 31, 2007 represent 3.95% of the securities’ amortized cost and reflect temporary declines in fair value attributable to changes in market interest rates. As management has both the intent and ability to hold these securities until recovery, no declines are deemed to be other than temporary.

5.	LOANS

A summary of the balances of loans follows:

	December 31,
	2007	2006

Mortgage loans on real estate:
Residential	$187,991	$212,131
Commercial	168,463	159,188
Construction	55,763	68,877
Home equity	37,768	36,546

	449,985	476,742

Other loans:
Commercial	159,233	101,055
Consumer	2,592	3,110

	161,825	104,165

Total loans	611,810	580,907
Allowance for loan losses	(5,789)	(5,337)
Net deferred loan costs	925	913

Loans, net	$606,946	$576,483

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of year	$5,337	$5,211	$2,874
Allowance added from acquisition of Chart Bank	—	—	1,812
Provision for loan losses	634	201	525
Recoveries	81	77	79
Charge-offs	(263)	(152)	(79)

Balance at end of year	$5,789	$5,337	$5,211

The following is a summary of impaired and non-accrual loans:

	December 31,
	2007	2006

Total impaired loans	$880	$1,256

Valuation allowances related to impaired loans	$37	$—

Non-accrual loans	$1,598	$1,548

Loans greater than 90 days past due and still accruing	$—	$—

	Years Ended December 31,
	2007	2006	2005

Average recorded investment in impaired loans	$439	$38	$266

Interest income recognized on a cash basis on impaired loans	$9	$—	$12

No additional funds are committed to be advanced in connection with impaired loans.

At December 31, 2007 and 2006, loans with principal balances of $8,582 and $10,502, respectively, were pledged to the Federal Reserve Bank of Boston as part of the Borrower-in-Custody advance program for which there are no outstanding advances as of December 31, 2007 and 2006.

6.	MORTGAGE LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage and other loans serviced for others were $162,619 and $114,195 at December 31, 2007 and 2006, respectively. All loans sold and serviced for others were sold without recourse provisions.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

The following summarizes mortgage servicing rights capitalized and amortized. The Bank has no valuation allowances for mortgage servicing rights.

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of year	$335	$503	$653
Additions	553	73	132
Amortization	(297)	(241)	(282)

Balance at end of year	$591	$335	$503

Fair value of mortgage servicing assets	$2,252	$1,446	$943

For the years ended December 31, 2007, 2006 and 2005, included in total other loan-related fees on the consolidated statements of income are contractually specified servicing fees amounting to $529, $322 and $331, respectively.

7.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,		Estimated
	2007	2006	Useful Lives

Land	$1,415	$1,415	—
Buildings and improvements	5,043	4,339	5-40 years
Equipment	7,327	6,940	3-10 years

	13,785	12,694
Less accumulated depreciation	(8,375)	(7,492)

	$5,410	$5,202

Depreciation expense for the years ended December 31, 2007, 2006 and 2005, amounted to $913, $1,019 and $983, respectively.

The Company leases nine of its branch offices, including two offices leased from entities owned and managed by a Director of the Company (see Note 18). Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2007, pertaining to banking premises, future minimum rent commitments (excluding option periods) under the operating leases are as follows:

Year Ending December 31,	Amount

2008	$1,190
2009	1,187
2010	1,187
2011	1,085
2012	1,097
Thereafter	8,601

$14,347

On December 27, 2006, the Bank entered into an agreement to sell and simultaneously lease back six of its branch properties. The aggregate purchase price was $9,728 which resulted in a gain of $3,787 on five of

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

the branch properties, and a loss of $503 on the remaining property. The gain of $3,787 was deferred and will be recognized in income ratably over the 15-year initial fixed term of the lease. The loss of $503 was recognized immediately in the 2006 operating results. The aggregate initial rent for the six properties is $800 per annum, which is subject to increase based on increases in CPI, capped at a maximum of 3% per annum. The Bank has three 5-year renewal options, at market, at the conclusion of the 15-year initial lease term.

Other leases contain options to extend for periods of five to ten years at then-market rents. Total rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $1,184, $305 and $176, respectively.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill recognized in the 2005 acquisition of Chart Bank and the 1998 acquisition of Foxboro National Bank amounted to $29,515 and $4,248, respectively.

The Company recorded an identifiable intangible asset for core deposits in connection with its 2005 acquisition of Chart Bank and its 2007 acquisition of a customer list in a strategic alliance with an investment services firm. The resulting core deposit and customer list intangible assets are being amortized over periods of 15 years on the double declining balance method and 5 years on the straight-line basis, respectively. The net book value of this asset at December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006

Customer-based intangible assets	$6,964	$6,756
Accumulated amortization	(4,490)	(3,687)

	$2,474	$3,069

Amortization expense on other intangible assets, was $803, $1,064 and $1,400 for the years ended December 31, 2007, 2006 and 2005, respectively. Expected future amortization expense as of December 31, 2007 is as follows:

2008	$616
2009	466
2010	352
2011	272
2012	194
Thereafter	574

$2,474

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

9.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2007	2006

Demand deposits	$113,023	$120,966
NOW	52,000	28,606
Regular and other savings	79,167	81,569
Money market deposits	110,544	93,988

Total non-certificate accounts	354,734	325,129

Term certificates less than $100	159,272	176,677
Term certificates of $100 or more	103,362	131,373

Total certificate accounts	262,634	308,050

Total deposits	$617,368	$633,179

At December 31, 2007, the scheduled maturities of time deposits are as follows:

2008	$218,049
2009	30,964
2010	5,103
2011	2,776
2012	5,742

$262,634

10.	SHORT-TERM BORROWINGS

At December 31, 2007 and 2006, short-term borrowings consisted of Federal Home Loan Bank (“FHLB”) advances in the amount of $2,500 and $10,000, respectively, with a weighted average rate of 4.58% and 5.24%, respectively. The advances are secured by a blanket lien on qualified collateral as described in Note 11.

11.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2007	2006

FHLB fixed-rate advances	$162,784	$139,969
Subordinated debt issued to trust subsidiary	—	9,000

	$162,784	$148,969

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

FHLB advances

Additional information pertaining to FHLB advances at December 31, 2007 and 2006 is as follows:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
Maturity Date	Amount	Rate	Amount	Rate

2007	$—	—%	$22,969	3.25%
2008	26,994	4.09	27,000	4.09
2009	43,000	5.08	27,000	5.38
2010(1)	64,000	4.53	40,000	4.29
2011	15,000	5.63	15,000	5.63
2012	3,000	4.26	—	—
2014	3,000	4.58	—	—
2027(2)	7,790	5.31	8,000	5.31

	$162,784	4.74%	$139,969	4.49%

(1)	Includes a $10,000 advance that is callable in 2008.

(2)	Amortizing advance requiring monthly principal and interest payments.

The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. At December 31, 2007 and 2006, borrowings available under the line were limited to $500, none of which was outstanding.

All borrowings from the Federal Home Loan Bank are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the fair value of government-sponsored enterprise obligations and mortgage-backed securities. At December 31, 2007 and 2006, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $351,074 and $249,509, respectively.

Subordinated debt

During the fourth quarter of 2002, the Company raised net proceeds of $8.7 million in a sale of $9.0 million of subordinated debentures to Benjamin Franklin Capital Trust I (the “Trust”). The Trust funded the purchase by participating in a pooled offering of 9,000 capital securities representing preferred ownership interests in the assets of the Trust with a liquidation value of $1,000 each. Since its inception, interest payable on the subordinated debentures and cumulative dividends payable quarterly on the preferred securities, was fixed at a 6.94% rate. In 2007, the Company obtained regulatory approval to accelerate the maturity to November 2007, and extinguished the debt at that time at a cost equal to 100% of the principal amount plus accrued interest to the date of redemption. In conjunction with this repayment, the remaining unamortized debt issuance costs of $214 were charged to expense in 2007.

The outstanding preferred securities may be included in regulatory Tier 1 capital (See Note 14), subject to a limitation that such amounts not exceed 25% of Tier 1 capital. At December 31, 2006, preferred securities aggregating $9,000 are included in Tier 1 capital and deferred debt financing costs are included in other assets.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

12.	INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2007	2006	2005

Current tax provision:
Federal	$1,178	$2,711	$2,394
State	90	1,162	662

	1,268	3,873	3,056

Deferred tax benefit:
Federal	405	(976)	(2,012)
State	191	(1,117)	(365)

	596	(2,093)	(2,377)
Change in valuation reserve	(332)	(2,138)	433

	264	(4,231)	(1,944)

Total tax provision (benefit)	$1,532	$(358)	$1,112

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax	3.6	0.7	12.7
Change in valuation reserve	(6.4)	(40.2)	28.1
Officers’ life insurance	(2.5)	(2.6)	(5.4)
Other, net	0.9	(0.1)	2.7

Effective tax rates	29.6%	(8.2)%	72.1%

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

The components of the net deferred tax asset included in other assets are as follows:

	December 31,
	2007	2006

Deferred tax liabilities:
Federal	$(1,425)	$(1,599)
State	(478)	(525)

	(1,903)	(2,124)

Deferred tax assets:
Federal	5,477	6,048
State	1,474	1,736

	6,951	7,784
Valuation reserve	(252)	(584)

	6,699	7,200

Net deferred tax asset	$4,796	$5,076

The tax effect of each item that gives rise to deferred taxes are as follows:

	December 31,
	2007	2006

Allowance for loan losses	$2,362	$2,192
Employee benefit plans	1,656	900
Net unrealized loss on securities available for sale	106	223
Depreciation	(155)	(148)
Net deferred loan costs	(379)	(373)
Mortgage servicing rights	(242)	(136)
Capital loss carryforward	252	11
Writedown of land	—	573
Deferred gain on sale of premises	1,445	1,547
Write-down of loans	—	966
Charitable contribution carryover	848	977
Purchase accounting adjustments	(989)	(1,220)
Other, net	144	148

	5,048	5,660
Valuation reserve	(252)	(584)

Deferred tax asset	$4,796	$5,076

At December 31, 2007, the Company has a capital loss carryover of $740 available to offset future capital gains, $32 of which expires in 2009 and $708 which expires in 2012. The change in the valuation reserve for the year ended December 31, 2007 is due to the $708 increase in the capital loss carryover, and the sale of land which had been previously written down by $1,400. The change in the valuation reserve for the year ended December 31, 2006 is due to the utilization of $5,182 of the capital loss carryover and the expiration of $1,139 of the capital loss carryover.

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

At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2007	2006

Commitments to grant loans	$15,097	$15,657
Unadvanced funds on construction loans	25,126	27,783
Unadvanced funds on home equity lines-of-credit	42,691	39,905
Unadvanced funds on commercial lines-of-credit	29,909	21,001
Unadvanced funds on personal lines-of-credit	2,413	2,432
Commercial letters of credit	1,213	1,355

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

Loan commitments with individual borrowers require the Bank to originate a loan upon completion of various underwriting requirements, and may lock an interest rate at the time of commitment. In turn, the Bank generally enters into investor loan sale commitments which represent agreements to sell these loans to investors at a predetermined price. If the individual loan is not available for sale (i.e. the loan does not close), the Bank may fill the commitment with a similar loan, or pay a fee to terminate the contract. At December 31, 2007 and 2006, the Bank had $807 and $3,685, respectively, in commitments to grant mortgage loans originated for sale under rate lock agreements with borrowers. At December 31, 2007 and 2006, the Bank had $807 and $3,685, respectively, in outstanding investor loan sale commitments. The fair value of these derivative financial instruments is zero at the date of commitment and subsequent changes are not material.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the table.

					Minimum to be
			Minimum Capital		Well Capitalized
	Actual		Requirements		Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007:
Total capital to risk weighted assets:
Consolidated	$78,526	12.3%	$50,982	8.0%	N/A	N/A
Bank	71,154	11.2	50,944	8.0	$63,680	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	72,554	11.4	25,491	4.0	N/A	N/A
Bank	65,182	10.2	25,472	4.0	38,208	6.0
Tier 1 capital to average assets:
Consolidated	72,554	8.3	34,898	4.0	N/A	N/A
Bank	65,182	7.5	35,006	4.0	43,757	5.0
December 31, 2006:
Total capital to risk weighted assets:
Consolidated	$89,256	14.4%	$49,473	8.0%	N/A	N/A
Bank	66,632	10.8	49,408	8.0	$61,761	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	83,475	13.5	24,737	4.0	N/A	N/A
Bank	60,851	9.9	24,704	4.0	37,056	6.0
Tier 1 capital to average assets:
Consolidated	83,475	9.6	34,710	4.0	N/A	N/A
Bank	60,851	6.7	34,793	4.0	43,491	5.0

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	December 31, 2007		December 31, 2006
	Consolidated	Bank	Consolidated	Bank

Total stockholders’ equity per financial statements	$107,444	$100,072	$109,405	$95,781
Adjustments for Tier 1 capital:
Goodwill	(33,763)	(33,763)	(33,763)	(33,763)
Intangible assets	(2,474)	(2,474)	(3,069)	(3,069)
Trust preferred securities	—	—	9,000	—
Net unrealized loss on securities available for sale, net of tax	1,150	1,150	1,902	1,902
Unrecognized gains and prior service cost pertaining to defined benefit plan, net of tax	197	197	—	—

Total Tier 1 capital	72,554	65,182	83,475	60,851

Adjustments for total capital:
Allowance for loan losses	5,789	5,789	5,337	5,337
Allowance for unfunded lending commitments	183	183	444	444

Total capital per regulatory reporting	$78,526	$71,154	$89,256	$66,632

Common stock repurchases

In 2007, the Company repurchased 441,890 shares of its common stock at a total cost of $6.3 million, or $14.19 per share on average. Of the amount purchased, 412,490 were repurchased under a plan authorized by the Company’s Board of Directors on November 14, 2006, representing the total amount authorized under that plan. The remaining 29,400 shares purchased in 2007 were repurchased under a plan authorized by the Board of Directors on November 29, 2007. 394,200 shares were authorized for repurchase under the November 29, 2007 plan, leaving 364,800 available for repurchase as of December 31, 2007.

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

At December 31, 2007, the Bank’s total retained earnings available for the payment of dividends was $42,348. Accordingly, $57,724 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2007. Funds available for loans or advances by the Bank to the Company amounted to $10,007.

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

401(k) plan

The Bank adopted a 401(k) savings plan, which provides for voluntary contributions by participating employees up to seventy-five percent of their compensation, subject to certain limitations. Under the terms of the plan, the Bank at its discretion will match two hundred percent of an employee’s contribution to the 401(k) plan subject to a maximum of 6% of the employee’s compensation. Total expense under the 401(k) plan for the years ended December 31, 2007, 2006 and 2005, amounted to $507, $462 and $398, respectively.

Supplemental retirement plans

The Bank has adopted a Supplemental Executive Retirement Plan, which provides for certain of the Bank’s executives to receive monthly benefits upon retirement, subject to certain limitations as set forth in the Plan and a Benefit Restoration Plan which provides for restorative payments equal to (1) the amount of additional benefits the participants would receive under the 401(k) plan if there were no income limitations imposed by the Internal Revenue Service and (2) projected allocation under the ESOP plan as if the participant had continued through the full vesting term of the plan upon retirement. The present value of these future benefits is accrued over the executives’ required service periods, and the expense for the years ended December 31, 2007, 2006 and 2005 amounted to $758, $443 and $247, respectively.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

Director fee continuation plan

Effective April 4, 2005, the Company established an unfunded director fee continuation plan which provides certain benefits to all eligible non-employee members of the boards of directors of the Company and Bank upon retirement. Information pertaining to the activity in the plan follows:

	Years Ended December 31,
	2007	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$801	$788	$—
Benefit obligation at inception for prior service cost	—	—	824
Service cost	44	65	110
Interest cost	45	45	34
Change in discount rate	—	(9)	(10)
Actuarial gain	64	(88)	(170)
Benefits paid	(36)	—	—

Benefit obligation at end of year	918	801	788

Fair value of plan assets at end of year	—	—	—

Funded status	(918)	(801)	(788)
Unrecognized net actuarial gain	—	—	(179)
Unrecognized prior service cost	—	—	746

Accrued pension cost	$(918)	$(801)	$(221)

Accumulated benefit obligation at end of year	$(826)	$(718)	$(599)

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2007	2006

Discount rate	6.00%	6.00%
Rate of fee increase	2.00	2.00

The components of net periodic pension cost are as follows:

	Years Ended December 31,
	2007	2006	2005

Service cost	$44	$65	$110
Interest cost	45	45	34
Amortization of prior service cost	103	103	77
Recognized net actuarial gain	(27)	(14)	—

	$165	$199	$221

The following amounts, included in accumulated other comprehensive income at December 31, 2007, are expected to be recognized as components of net periodic pension cost for the year ending December 31, 2008:

Actuarial gain	$(28)
Prior service costs	$103

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

The assumptions used to determine net periodic pension cost are as follows:

	Years Ended December 31,
	2007	2006	2005

Discount rate	6.00%	5.75%	5.75%
Annual salary increase	2.00	2.00	2.00

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending December 31,	Amount

2008	$167
2009	187
2010	187
2011	187
2012	151
Years 2013-2017	160

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

The Company also entered into Change in Control Agreements with five of its senior officers on April 4, 2005. These agreements provide for a lump sum severance payment equal to either one or two times the officer’s annual compensation, as defined, and certain other benefits upon termination of the officer’s employment under certain circumstances within two years after a change in control. Further, the Company established at the time of conversion an employee salary continuation plan that will provide eligible employees with certain severance benefits in the event their employment is terminated within one year following a change in control.

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

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

At December 31, 2007, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount

2008	$83
2009	88
2010	94
2011	99
2012	104
Thereafter	4,705

$5,173

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

Shares held by the ESOP include the following at December 31, 2007:

	December 31,
	2007	2006

Allocated	30,989	15,940
Committed to be allocated	15,940	15,940
Unallocated	430,374	446,314

	477,303	478,194

At December 31, 2007, the market value of unallocated shares was $5,651.

As ESOP shares are earned by participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense recognized in connection with the ESOP was $229, $224 and $197 for the years ended December 31, 2007, 2006 and 2005, respectively.

17.	STOCK COMPENSATION PLANS

The Company’s 2006 Stock Incentive Plan, approved by shareholders on May 11, 2006, permits the granting of incentive and non-qualified stock options and restricted stock to employees and directors. The shares of common stock underlying any awards that are forfeited, cancelled or reacquired by Benjamin Franklin Bancorp or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered for tax withholding obligations will be added back to the shares of common stock with respect to which new awards may be granted under the plan. The plan provides for total awards of 597,741 options and 239,096 shares of restricted stock. As of December 31, 2007, 55,975 options and 16,593 shares of restricted stock remain available for future awards under the plan.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

During the years ended December 31, 2007 and 2006, respectively, there were 18,034 and 218,335 restricted stock awards granted to employees and directors, which vest based on service over a period ranging from immediate to five years. The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2007:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock at beginning of year	218,335	$13.95
Granted	18,034	12.49
Vested	(48,260)	13.88
Forfeited	(13,866)	13.95

Restricted stock at end of year	174,243	$13.82

The fair value of restricted shares that vested during the year ended December 31, 2007 was $670. No restricted shares vested during 2006.

Under the plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is seven years. Vesting periods range from immediate to five years from the date of grant.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006

Fair value	$2.26	$3.86
Risk-free interest rate	3.41%	4.49%
Expected dividend yield	1.90%	0.85%
Expected volatility	18.71%	14.66%
Expected term	5 years	7 years

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. For the 2007 awards, expected term was determined using an average of the vesting term and the stated term of the options. For the 2006 awards, expected term is equal to the stated term of the option awards. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

A summary of options under the plan as of December 31, 2007, and changes during the year then ended, is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(In Years)	Value

Outstanding at beginning of year	448,750	$13.95
Granted	116,800	12.49
Exercised	—	—
Forfeited	(23,784)	13.95
Expired	—	—

Outstanding at end of year	541,766	$13.64	5.9	$72

Exercisable at end of year	96,327	$13.89	5.6	$3

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was $2.26 and $3.86, respectively.

For the year ended December 31, 2007 and 2006, the Company recognized compensation cost on stock options of $657 and $347, respectively. For restricted stock awards, the cost recognized amounted to $690 and $277, respectively. The tax benefit recognized on these costs was $495 and $226, respectively. The estimated amount and timing of future compensation cost (pre-tax) to be recognized for awards to date under the plan is as follows:

	2008	2009	2010	2011	2012	Total

Stock options	$402	$249	$150	$84	$47	$932
Restricted stock	665	607	527	324	36	2,159

	$1,067	$856	$677	$408	$83	$3,091

18.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank grants loans to its officers and directors and their affiliates as follows:

	Years Ended December 31,
	2007	2006

Beginning balance	$3,136	$1,348
Originations	837	1,875
Payments and change in status	(290)	(87)

Ending balance	$3,683	$3,136

The Company leases two of its branch offices under noncancelable operating lease agreements from entities owned and managed by a Director of the Company and rent expense for these two branches for the years ended December 31, 2007, 2006 and 2005 amounted to $271, $236 and $176, respectively. (See Note 7.)

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Loans and loans held for sale:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for residential mortgage loans, commercial real estate and investment property mortgage loans, commercial and industrial loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using the lower of underlying collateral values or cost. Fair value for loans held for sale are based on commitments on hand from investors or prevailing market prices.

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

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$64,591	$64,591	$72,595	$72,595
Securities available for sale	156,761	156,761	126,982	126,982
Securities held to maturity	—	—	31	31
Restricted equity securities	11,591	11,591	10,951	10,951
Loans and loans held for sale	606,946	606,915	639,769	629,054
Accrued interest receivable	3,648	3,648	3,480	3,480
Financial liabilities:
Deposits	617,368	618,583	633,179	633,056
Short-term borrowings	2,500	2,510	10,000	10,000
Long-term debt	162,784	163,702	148,969	151,160
Accrued interest payable	721	721	815	815

20.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Benjamin Franklin Bancorp, Inc. is as follows:

BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

Assets
Cash due from Benjamin Franklin Bank	$1,882	$16,567
Investment in common stock of Benjamin Franklin Bank	100,070	95,779
Loan to Benjamin Franklin Bank ESOP	5,173	5,252
Other assets	652	909

Total assets	$107,777	$118,507

Liabilities and Stockholders’ Equity
Subordinated debt issued to trust subsidiary	$—	$9,000
Other liabilities	333	102

Total liabilities	333	9,102
Stockholders’ equity	107,444	109,405

Total liabilities and stockholders’ equity	$107,777	$118,507

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005

Income:
Dividends from Benjamin Franklin Bank	$633	$633	$633
Interest on investments	615	692	464

Total income	1,248	1,325	1,097
Contribution to Benjamin Franklin Bank Charitable Foundation	—	—	4,000
Other operating expenses	768	642	642

Income (loss) before income taxes and equity in undistributed net income of Benjamin Franklin Bank	480	683	(3,545)
Applicable income tax provision (benefit)	(52)	20	(1,420)

	532	663	(2,125)
Equity in undistributed net income of Benjamin Franklin Bank	3,110	4,077	2,556

Net income	$3,642	$4,740	$431

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$3,642	$4,740	$431
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed net income of Benjamin Franklin Bank	(3,110)	(4,077)	(2,556)
Contribution to Benjamin Franklin Bank Charitable Foundation	—	—	4,000
Decrease (increase) in other assets	257	2,233	(2,192)
Increase in other liabilities	231	69	—
Other, net	1,248	517	—

Net cash provided (used) by operating activities	2,268	3,482	(317)

Cash flows from investing activities:
Investment in Benjamin Franklin Bank	—	—	(30,120)
Loan to ESOP	—	—	(5,537)
Repayment of ESOP loan	79	74	212
Other, net	—	—	(41)

Net cash provided (used) by investing activities	79	74	(35,486)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	53,721
Common stock repurchased	(6,271)	(3,373)	—
Repayment of subordinated debt	(9,000)	—	—
Dividends paid on common stock	(1,761)	(1,048)	(486)

Net cash provided (used) by financing activities	(17,032)	(4,421)	53,235

Net increase (decrease) in cash and cash equivalents	(14,685)	(865)	17,432
Cash and cash equivalents at beginning of year	16,567	17,432	—

Cash and cash equivalents at end of year	$1,882	$16,567	$17,432

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
(Dollars in Thousands)

NOTE 21.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2007				2006
	Fourth	Third	Second	First	Fourth		Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter		Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest and dividend income	$12,201	$12,081	$12,052	$11,839	$11,602		$11,395	$10,822	$10,440
Interest expense	6,160	6,315	6,000	6,013	6,016		5,410	4,908	4,529

Net interest income	6,041	5,766	6,052	5,826	5,586		5,985	5,914	5,911
Provision for loan losses	165	57	229	183	(169)		248	146	(24)

Net interest income, after provision for loan losses	5,876	5,709	5,823	5,643	5,755		5,737	5,768	5,935
Non-interest income	1,965	2,079	1,794	1,972	(1,202	)(1)	1,738	1,577	1,411
Non-interest expenses	6,226	6,250	6,425	6,786	5,939		5,675	5,361	5,362

Income (loss) before income taxes	1,615	1,538	1,192	829	(1,386)		1,800	1,984	1,984
Provision (benefit) for income taxes	465	467	362	238	(2,430)		632	724	716

Net income	$1,150	$1,071	$830	$591	$1,044		$1,168	$1,260	$1,268

Earnings per common share:
Basic	$0.15	$0.14	$0.11	$0.08	$0.13		$0.15	$0.16	$0.16

Diluted	$0.15	$0.14	$0.11	$0.07	$0.13		$0.15	$0.16	$0.16

(1)	Includes $2,361 loss on loans held for sale