Form 10-Q
period 2008-03-31
Benjamin Franklin Bancorp, Inc.
filed 2008-05-08
CIK 1302176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51194

Benjamin Franklin Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-3336598
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

58 Main Street, Franklin, MA	02038
(Address of Principal Executive Offices)	(Zip Code)
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
Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Shares outstanding of the registrant’s common stock (no par value) at May 8, 2008: 7,666,172

     PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$11,428	$12,226
Cash supplied to ATM customers	29,285	42,002
Short-term investments	29,875	10,363

Total cash and cash equivalents	70,588	64,591
Securities available for sale, at fair value	172,882	156,761
Restricted equity securities, at cost	12,908	11,591

Total securities	185,790	168,352

Loans
Residential real estate	210,309	188,654
Commercial real estate	168,774	168,649
Construction	50,525	55,763
Commercial business	177,143	159,233
Consumer	39,107	40,436

Total loans, gross	645,858	612,735
Allowance for loan losses	(6,090)	(5,789)

Loans, net	639,768	606,946
Premises and equipment, net	5,289	5,410
Accrued interest receivable	3,599	3,648
Bank-owned life insurance	10,801	10,700
Goodwill	33,763	33,763
Other intangible assets	2,304	2,474
Other assets	6,703	7,394

	$958,605	$903,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Regular savings accounts	$80,630	$79,167
Money market accounts	118,303	110,544
NOW accounts	62,076	52,000
Demand deposit accounts	114,770	113,023
Time deposit accounts	267,727	262,634

Total deposits	643,506	617,368

Short-term borrowings	2,500	2,500
Long-term debt	192,230	162,784
Deferred gain on sale of premises	3,468	3,531
Other liabilities	9,902	9,651

Total liabilities	851,606	795,834

Common stock, no par value; 75,000,000 shares authorized; 7,844,815 shares issued and 7,670,572 shares outstanding at March 31, 2008; 8,030,415 shares issued and 7,856,172 shares outstanding at December 31, 2007	—	—
Additional paid-in capital	74,918	77,370
Retained earnings	39,120	38,515
Unearned compensation	(6,911)	(7,094)
Accumulated other comprehensive loss	(128)	(1,347)

Total stockholders’ equity	106,999	107,444

	$958,605	$903,278

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Interest and dividend income:
Loans, including fees	$9,891	$9,706
Debt securities	2,006	1,686
Dividends	160	166
Short-term investments	242	281

Total interest and dividend income	12,299	11,839

Interest expense:
Interest on deposits	3,858	4,156
Interest on short-term borrowings	29	129
Interest on long-term debt	2,106	1,728

Total interest expense	5,993	6,013

Net interest income	6,306	5,826
Provision for loan losses	314	183

Net interest income, after provision for loan losses	5,992	5,643

Other income:
ATM servicing fees	343	697
Deposit servicing fees	363	340
Other loan-related fees	253	331
Gain on sale of loans, net	104	103
Gain on sale of bank-owned premises, net	63	250
Income from bank-owned life insurance	101	97
Miscellaneous	251	154

Total other income	1,478	1,972

Operating expenses:
Salaries and employee benefits	3,231	3,613
Occupancy and equipment	944	908
Data processing	601	604
Professional fees	175	237
Marketing and advertising	77	128
Amortization of intangible assets	170	217
Other general and administrative	582	1,079

Total operating expenses	5,780	6,786

Income before income taxes	1,690	829
Provision for income taxes	578	238

Net income	$1,112	$591

Weighted-average shares outstanding:
Basic	7,342,147	7,814,438
Diluted	7,393,717	7,837,969

Earnings per share:
Basic	$0.15	$0.08
Diluted	$0.15	$0.07
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity
Balance at December 31, 2006	8,249,802	$—	$82,909	$36,634	$(7,938)	$(2,200)	$109,405
Comprehensive income:
Net income	—	—	—	591	—	—	591
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(362)	(362)
Total comprehensive income							229

Common stock repurchased	(50,000)	—	(747)	—	—	—	(747)
Restricted stock expense	—	—	—	—	164	—	164
Stock option expense	—	—	205	—	—	—	205
Release of ESOP stock	—	—	15	—	46	—	61
Dividends declared ($.04 per share)	—	—	—	(336)	—	—	(336)

Balance at March 31, 2007	8,199,802	$—	$82,382	$36,889	$(7,728)	$(2,562)	$108,981

Balance at December 31, 2007	7,856,172	$—	$77,370	$38,515	$(7,094)	$(1,347)	$107,444

Comprehensive income:
Net income	—	—	—	1,112	—	—	1,112
Net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	1,219	1,219
Total comprehensive income							2,331

Common stock repurchased	(185,600)	—	(2,548)	—	—	—	(2,548)
Restricted stock expense	—	—	—	—	137	—	137
Stock option expense	—	—	88	—	—	—	88
Release of ESOP stock	—	—	8	—	46	—	54
Dividends declared ($.06 per share)	—	—	—	(507)	—	—	(507)

Balance at March 31, 2008	7,670,572	$—	$74,918	$39,120	$(6,911)	$(128)	$106,999

See accompanying notes to condensed consolidated financial statements

     BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,112	$591
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Accretion of securities, net	(82)	(181)
Amortization of loans, net	60	19
Amortization of deferred gain on sale of premises	(63)	(63)
Gain on sale of premises, net	—	(187)
Provision for loan losses	314	183
Accretion of deposits and borrowing discounts, net	—	(3)
Amortization of mortgage servicing rights	80	62
Depreciation expense	212	237
Amortization of intangible assets	170	217
Stock-based compensation and ESOP	279	430
Income from bank-owned life insurance	(101)	(97)
Gain on sale of loans, net	(104)	(103)
Loans originated for sale	(1,111)	(9,886)
Proceeds from sales of loans	1,215	9,989
Decrease (increase) in accrued interest receivable	49	(288)
Other, net	805	(2,126)

Net cash provided by (used for) operating activities	2,835	(1,206)

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, calls, and principal repayments	31,493	15,208
Purchases	(46,256)	(48,287)
Net change in restricted equity securities	(1,317)	(233)
Loan originations, net	(33,196)	(15,225)
Proceeds from sales of loans held for sale	—	62,122
Proceeds from sales of premises and equipment	—	821
Additions to premises and equipment	(91)	(150)

Net cash provided by (used for) investing activities	(49,367)	14,256

(Continued)
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP,INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	26,144	(1,523)
Net change in short-term borrowings	—	(9,400)
Proceeds from long-term debt	29,500	—
Repayment of long-term debt	(60)	(10,041)
Common stock repurchased	(2,548)	(747)
Dividends paid on common stock	(507)	(336)

Net cash provided by (used for) financing activities	52,529	(22,047)

Net change in cash and cash equivalents	5,997	(8,997)
Cash and cash equivalents at beginning of period	64,591	72,595

Cash and cash equivalents at end of period	$70,588	$63,598

Supplemental cash flow information:
Interest paid on deposits	$3,849	$4,260
Interest paid on borrowings	2,032	1,879
Income taxes paid	395	965
Loans held for sale transferred to loans, net	—	1,063
Loans held for sale transferred to other assets	—	545
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

These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2007.

Recent Accounting Pronouncements

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

2.	Commitments

Outstanding loan commitments totaled $137.8 million at March 31, 2008, compared to $116.4 million as of December 31, 2007. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit.

3.	Earnings per share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period. For the quarters ended March 31, 2008 and 2007, potentially dilutive common stock equivalents totaled 51,570 shares and 23,531 shares, respectively, representing the effect of dilutive restricted stock. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

4.	Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which provides a framework for measuring fair value under generally accepted accounting principles.

The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets measured at fair value on a recurring basis are summarized below. There are no liabilities measured at fair value on a recurring basis at March 31, 2008:

	March 31, 2008
				Assets at
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
Assets
Securities available for sale	$—	$172,882	$—	$172,882

Total assets	$—	$172,882	$—	$172,882

Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service that subscribes to multiple third-party pricing vendors. The pricing service conducts a series of quality assurance activities on a monthly basis to select the most appropriate pricing vendor for each sector of the bond market. The fair value measurements consider observable market data that may include, among other data, benchmark yields and spread relationships, cash flows, collateral attributes, market consensus prepayment speeds, and credit risk information as well as terms and conditions relevant to the individual bond (such as issuer, coupon, maturity and credit rating).

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2008.

				Quarter ended
	March 31, 2008			March 31, 2008
				Total
	Level 1	Level 2	Level 3	Gains/(Losses)
	(Dollars in thousands)
Assets
Impaired loans	$—	$—	$1,134	$(64)

Total assets	$—	$—	$1,134	$(64)

The amount of impaired loans represents the carrying value and related write-downs of impaired loans for which adjustments are based on the appraised value of the collateral. Appraised values are typically based on a blend of (a) an income approach using unobservable cash flows to measure fair value, and (b) a market approach using observable market comparables. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from the time of valuation. For these reasons, impaired loans are categorized as Level 3 assets.
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
Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s 2007 Annual Report on Form 10-K, the Company considers its critical accounting policies to be those associated with the allowance for loan losses, the valuation of goodwill and other intangible assets and the valuation of deferred tax assets. The Company’s critical accounting policies have not changed since December 31, 2007.
Comparison of Financial Condition at March 31, 2008 and December 31, 2007
Overview
Total assets increased by $55.3 million, or 6.1%, to $958.6 million at March 31, 2008 from $903.3 million at December 31, 2007. The increase in assets was primarily attributable to increases in net loans (up $32.8 million or 5.4%), securities (up $17.4 million or 10.4%) and cash/cash equivalents (up $6.0 million or 9.3%, in total). Funding these increases were growth in deposits, which increased by $26.1 million or 4.2%, and in borrowed funds, which increased by $29.4 million or 17.8%.
Investment Activities
Cash and cash equivalent balances increased by $6.0 million to $70.6 million at March 31, 2008, compared to $64.6 million at December 31, 2007. That increase was principally due to a $19.5 million increase in short-term investments, offset by a reduction of $12.7 million in cash supplied to ATMs owned by ATM customers. The decline in ATM cash was due to seasonal fluctuations as well as to the loss of one customer on February 1, 2008.
At March 31, 2008, the Company’s securities portfolio amounted to $185.8 million, or 19.4% of total assets. When compared to year-end 2007, securities increased by $17.4 million, or 10.4%, by March 31, 2008. The increase consisted almost entirely of increases in government-sponsored enterprise insured mortgage-backed securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities at the dates indicated:

	March 31,		December 31,
	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored enterprise obligations	$83,215	$83,917	$85,972	$86,178
Municipal obligations	1,205	1,208	1,206	1,202

	84,420	85,125	87,178	87,380
Mortgage-backed securities	88,443	87,757	70,839	69,381

Total debt securities	172,863	172,882	158,017	156,761

Total available for sale securities	$172,863	$172,882	$158,017	$156,761

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$10,427	$10,427	$9,110	$9,110
Access Capital Strategies Community Investment Fund	1,965	1,965	1,965	1,965
SBLI & DIF stock	516	516	516	516

Total restricted equity securities	$12,908	$12,908	$11,591	$11,591

Lending Activities
The Company’s net loan portfolio aggregated $639.8 million on March 31, 2008, or 66.7% of total assets on that date. As of December 31, 2007, the net loan portfolio totaled $606.9 million, or 67.2% of total assets. The main components of the growth of $32.8 million in the quarter were a $21.7 million (11.5%) increase in residential mortgage loans and a $17.9 million (11.2%) increase in commercial business loans. Offsetting these increases was a reduction of $5.2 million (9.4%) in construction loans outstanding. The growth in residential loans reflects the Company’s decision in late 2007 to retain most new residential originations (fixed-rate and adjustable-rate) in portfolio, due to the recent widening of market spreads available on most residential mortgage products. Previously, for much of 2006 and 2007, the Company had sold most fixed-rate residential loan production in the secondary market. While demand for commercial business loans remained strong in the first quarter of 2008, management considers it likely that demand will lessen in future quarters as a result of the economic downturn currently occurring in New England and nationally. The following table sets forth the composition of the loan portfolio at the dates indicated:

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$209,598	32.51%	$187,991	30.73%
Commercial	168,603	26.14%	168,463	27.54%
Construction	50,525	7.83%	55,763	9.11%
Home equity	36,685	5.69%	37,768	6.17%

	465,411	72.17%	449,985	73.55%

Other loans:
Commercial	177,143	27.46%	159,233	26.03%
Consumer	2,331	0.36%	2,592	0.42%

	179,474	27.83%	161,825	26.45%

Total loans	644,885	100.00%	611,810	100.00%

Other items:
Net deferred loan costs	973		925
Allowance for loan losses	(6,090)		(5,789)

Total loans, net	$639,768		$606,946

Non-performing Assets
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates):

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$1,038	$712
Commercial mortgage	583	658
Construction	—	—
Commercial	—	—
Consumer and other	327	228

Total non-accrual loans	$1,948	$1,598

Loans greater than 90 days delinquent and still accruing:	$—	$—

	$—	$—

Total non-performing loans and assets	$1,948	$1,598

Ratios:
Non-performing loans to total loans	0.30%	0.26%
Non-performing assets to total assets	0.20%	0.18%
The level of non-performing loans increased modestly, by $350,000, when compared to year-end 2007. The Bank’s “watch loans” (loans rated special mention or substandard) increased by $7.4 million during the quarter. This increase is the result of weakness exhibited in one $7.5 million commercial real estate loan relationship, for which the primary source of repayment has recently ceased due to the loss of a tenant. Based on a review of all relevant factors, including the collateral securing this loan, no specific reserve has been allocated for this loan. As of April 30, 2008, this loan is 49 days past due and has been placed on non-accrual status.
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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors considered include general business and economic conditions, the level of real estate values in our market area, the tenure and experience of the Company’s lending staff, the seasoning of the loan portfolio, and delinquency trends in the loan portfolio. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
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

	At March 31,			At December 31,
	2008			2007
			Percent			Percent
			of Loans			of Loans
		Loan	in Each		Loan	in Each
	Allowance	Balances	Category	Allowance	Balances	Category
	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$580	$209,598	32.50%	$499	$187,991	30.73%
Commercial	2,015	168,603	26.14%	1,959	168,463	27.54%
Construction	805	50,525	7.83%	850	55,763	9.11%
Home equity	138	36,685	5.69%	142	37,768	6.17%

	3,538	465,411	72.17%	3,450	449,985	73.55%

Other loans:
Commercial	2,101	177,143	27.47%	1,874	159,233	26.03%
Consumer	66	2,331	0.36%	80	2,592	0.42%
Unallocated (1)	385	0	0.00%	385	0	0.00%

	2,552	179,474	27.83%	2,339	161,825	26.45%

Total	$6,090	$644,885	100.00%	$5,789	$611,810	100.00%

(1)	The unallocated portion of the allowance for loan losses is intended to capture the exposure, if any, that may exist as a result of a number of qualitative factors that are difficult to quantify with precision.
The Massachusetts economy has shown signs of a slow-down in recent months, and in particular, evidence of declines in residential real estate values. Values in the towns where the Bank’s offices are located have declined on average by nine percent since the market price peak in 2005 (The Warren Group). Management monitors these trends closely, as well as many portfolio characteristics, including the level of delinquencies, charge-offs, and other measures of risk within the loan portfolio. In particular, portfolio delinquency (percentage of loans greater than 30 days past due) stood at 0.91% at March 31, 2008, compared to an average of 1.07% for 2007. Net charge-offs in the first quarter of 2008 were $13,000, compared to $22,000 in the comparable 2007 quarter and $182,000 in total for 2007. In the first quarter of 2008, this analysis did not result in any significant change in the general and unallocated components of the allowance, other than that produced by changes in the balances outstanding.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures. At March 31, 2008 and December 31, 2007, the Company’s impaired loans totaled $1.1 million and $880,000 respectively. The specific valuation allowances carried within the allowance for loan losses for impaired loans at March 31, 2008 and December 31, 2007 were $64,000 and 37,000, respectively.
While the Company believes that it has established adequate specific and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Company’s regulators periodically review the allowance for loan losses.
The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$5,789	$5,337

Charge-offs:
Residential mortgage loans	—	—
Commercial loans	—	(5)
Consumer loans	(37)	(32)

Total charge-offs	(37)	(37)

Recoveries:
Commercial loans	12	2
Consumer loans	12	13

Total recoveries	24	15

Net charge-offs	(13)	(22)

Provision for loan losses	314	183

Balance at end of period	$6,090	$5,498

Ratios:
Net (charge-offs)/recoveries to average loans outstanding	0.00%	0.00%
Allowance for loan losses to non-performing loans at end of period	312.63%	188.48%
Allowance for loan losses to total loans at end of period	0.94%	0.92%
Deposits
The following table sets forth the Company’s deposit accounts for the periods indicated:

	March 31,	% of	December 31,	% of
	2008	Total	2007	Total
	(Dollars in thousands)
Deposit type:
Demand deposits	$114,770	17.9%	$113,023	18.3%
NOW accounts	62,076	9.6%	52,000	8.4%
Regular and other savings	80,630	12.5%	79,167	12.8%
Money market deposits	118,303	18.4%	110,544	17.9%

Total non-certificate accounts	375,779	58.4%	354,734	57.5%

Term certificates less than $100,000	160,611	25.0%	159,272	25.8%
Term certificates of $100,000 or more	107,116	16.6%	103,362	16.8%

Total certificate accounts	267,727	41.6%	262,634	42.6%

Total deposits	$643,506	100.0%	$617,368	100.0%

The Company continued to make progress in growing its core deposit accounts (savings, money market, demand and NOW accounts), which increased by $21.0 million or 5.9% in the first quarter of 2008. Certificate accounts also increased, by $5.1 million, bringing total deposit growth in the quarter to $26.1 million, representing a 4.2% increase over deposit balances at year end 2007. These results are primarily attributable to the opening of two new branch locations in the past 18 months and increases in commercial deposits in conjunction with growth in commercial loans.
Borrowed Funds
The Company’s borrowed funds increased by $29.4 million, or 17.8%, to a total of $194.7 million at March 31, 2008, compared to December 31, 2007. These additional borrowed funds (which were primarily a blend of 2 to 7 year Federal Home Loan Bank of Boston term advances) were used principally to fund the growth in fixed rate residential mortgage loans during the quarter.
Stockholder’s Equity
Total stockholders’ equity was $107.0 million as of March 31, 2008, a decrease of $445,000 when compared to the balance at December 31, 2007. The decrease was primarily attributable to the repurchase of 185,600 shares ($2.5 million) and dividends paid ($507,000), offset in part by a $1.2 million increase in the fair value of securities available for sale (net of tax), earnings of $1.1 million and stock-based compensation and ESOP expense ($279,000).
Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007
The Company earned net income of $1.1 million for the quarter ended March 31, 2008, an increase of $521,000 as compared to net income of $591,000 earned in the first quarter of 2007. The earnings increase largely reflected significantly lower operating expenses and higher net interest income, partially offset by an increase in the provision for loan losses and a reduction in other income.

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

	Three Months Ended March 31,
	2008			2007
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$623,388	$9,891	6.30%	$625,857	$9,706	6.21%
Securities	175,757	2,166	4.93%	150,793	1,852	4.92%
Short-term investments	33,556	242	2.85%	22,361	281	5.03%

Total interest-earning assets	832,701	12,299	5.87%	799,011	11,839	5.93%

Non-interest-earning assets	101,541			108,532

Total assets	$934,242			$907,543

Interest-bearing liabilities:
Savings accounts	$78,829	78	0.40%	$83,546	102	0.50%
Money market accounts	116,948	621	2.14%	98,504	620	2.55%
NOW accounts	55,245	294	2.14%	28,458	90	1.28%
Certificates of deposit	266,709	2,865	4.32%	297,288	3,344	4.56%

Total deposits	517,731	3,858	3.00%	507,796	4,156	3.32%
Borrowings	183,253	2,135	4.61%	158,145	1,857	4.70%

Total interest-bearing liabilities	700,984	5,993	3.42%	665,941	6,013	3.65%

Non-interest bearing liabilities	125,607			131,766

Total liabilities	826,591			797,707
Equity	107,651			109,836

Total liabilities and equity	$934,242			$907,543

Net interest income		$6,306			$5,826

Net interest rate spread (2)			2.46%			2.28%
Net interest-earning assets (3)	$131,717			$133,070

Net interest margin (4)			3.04%			2.96%
Average interest-earning assets to interest-bearing liabilities			118.79%			119.98%

(1)	Yields and rates for the three months ended March 31, 2008 and 2007 are annualized.

(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2008 vs. 2007
	Increase (Decrease)
	Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(38)	$223	$185
Securities	308	6	314
Short-term investments	108	(147)	(39)

Total interest-earning assets	378	82	460

Interest-bearing liabilities:
Savings accounts	(6)	(18)	(24)
Money market accounts	106	(105)	1
NOW accounts	118	86	204
Certificates of deposit	(333)	(146)	(479)

Total deposits	(115)	(183)	(298)

Borrowings	293	(15)	278

Total interest-bearing liabilities	178	(198)	(20)

Change in net interest income	$200	$280	$480

Net interest income for the quarter ended March 31, 2008 was $6.3 million, an increase of $480,000 or 8.2% as compared to net interest income of $5.8 million for the three months ended March 31, 2007. The increase was primarily the result of an eight basis point increase in the net interest margin coupled with a $33.7 million increase in average interest-earning assets between the two quarters.
The Company’s net interest margin was 3.04% for the three months ended March 31, 2008, the same as was achieved in the fourth quarter of 2007 and eight basis points higher than the 2.96% margin achieved in the year-earlier period. In the first quarter of 2007, the net interest margin was still suffering the negative effect of an inverted yield curve. In the past 4-5 months, the yield curve has once again become positively sloped, a situation that generally benefits the Company’s net interest margin.
Interest income for the quarter ended March 31, 2008 was $12.3 million, an increase of $460,000 or 3.9% compared to $11.8 million earned in the quarter ended March 31, 2007. This increase resulted from the $33.7 million increase in average interest-earning assets between the two periods, offset in part by the effect of a 6 basis point decrease in the yield earned on average interest-earning assets. The largest increase in average interest-

earning assets between the two periods was in securities, at $25.0 million, which in turn contributed $314,000 of the increase in interest income between the two periods. The average balance of loans outstanding declined slightly, by $2.5 million, largely a result of the sale of $62.1 million of residential loans in the first quarter of 2007. However, total loan income increased period over period as a result of a nine basis point increase in the yield on loans, despite significant reductions in market interest rates over the past six months. This is due principally to an increase in the proportion of commercial loans in the Company’s loan portfolio, which rose to 61.4% of total loans in the first quarter of 2008 compared to 58.4 % in the first quarter of 2007. The average balance of short-term investments increased by $11.2 million during the quarter, while the yield on short-term investments decreased by 218 basis points, due to the sharp decline in short-term market interest rates in late 2007 and the first quarter of 2008.
Interest expense for the quarter ended March 31, 2008 was $6.0 million, essentially unchanged when compared to interest expense for the first quarter of 2007. Effectively, the negative effect of a $35.0 million increase in average interest-bearing liabilities was offset entirely by a 23 basis point decline in the rate paid on those liabilities. Within the interest-bearing deposit portfolio, the average balances of ‘core’ accounts (money market, checking and savings accounts) increased on average by $40.5 million, while certificate balances decreased on average by $30.6 million when comparing the two quarters. This favorable change in deposit mix coupled with the decline in short-term market interest rates helped to reduce the weighted average rate on interest-bearing deposits by 32 basis points from quarter to quarter. Borrowed funds increased on average by $25.1 million from the first quarter of 2007 to 2008. These borrowings have been particularly useful in providing funding of similar duration to that of newly originated or acquired fixed-rate residential mortgage loans and mortgage-backed securities.
Provision for Loan Losses
The loan loss provision for the first quarter of 2008 was $314,000, compared to $183,000 provided in the comparable quarter in 2007. Provisions in both quarters were primarily reflective of growth and change in mix in the loan portfolio. The provision in the first quarter of 2008 largely reflects year-to-date growth of $17.9 million in the commercial business loan portfolio, and to a lesser degree, growth of $21.7 million in residential loans during the quarter. The Company reserves a higher proportion for losses on commercial loans than it does for residential mortgage loans.
At March 31, 2008, the allowance for loan losses totaled $6.1 million, or .94% of the loan portfolio, as compared to $5.8 million, or .92% of total loans, at March 31, 2007. The increase in the allowance for loan losses as a percentage of the loan portfolio as of March 31, 2008 compared to a year earlier was primarily due to an increase in the proportion of commercial loans in the portfolio.
Non-interest Income
Non-interest income decreased by $494,000 to $1.5 million in the 2008 first quarter from $2.0 million in the first quarter of 2007. The most significant reason for the decline is a $354,000 decrease in ATM servicing fees, caused primarily by a reduction in the yield earned on these balances. The yield on ATM cash balances is tied to the prime rate, which has declined by 300 bps since the first quarter of 2007. Further, when the ATM customer list was sold in the second quarter of 2007, the Bank agreed to continue to provide cash to former ATM customers, but at a rate lower than previously earned since operational responsibility was transferred to the purchaser. Also contributing to the change between quarters was a non-recurring $187,000 gain recorded in the first quarter of 2007 on the sale of bank-owned land.
Less significant changes between the first quarters of 2008 and 2007 included a $78,000 decrease in other loan-related fees, due to lower loan prepayment penalty income ($150,000 was collected in the first quarter of 2008 compared to $235,000 in the comparable 2007 quarter). The Company also benefited from a $97,000 increase in miscellaneous income between the two quarters, consisting primarily of increases in cash management service fees, debit card income and an increase in income earned on the sale of non-deposit investment products.

Non-interest Expense
The Company’s operating expenses decreased by $1.0 million or 14.8% in the first quarter of 2008, compared to the first quarter of 2007. The largest contributors to this decline were a $382,000 decrease in salaries and benefits and a $497,000 decrease in other general and administrative expenses. Both reductions, as well as smaller decreases in professional fees and marketing, were due primarily to cost containment measures instituted in late 2007 and early 2008.
Within salaries and benefits, most of the $382,000 reduction in expense was in benefits costs. Stock incentive plan expense decreased by $143,000, due to the fact that the Company has been recognizing stock option expense using an accelerated method, which has resulted in higher expenses in the earlier portion of the multi-year vesting periods. Employee retirement costs and medical benefits declined by a total of $124,000, as the Company cut back its percentage participation in medical and 401(k) plan costs, effective January 1, 2008. Within the other general and administrative expense category, the sale of the Company’s ATM customer list in May of 2007 contributed approximately $248,000 of the quarter over quarter savings, since post-sale, the Company is no longer responsible for the operational aspects of providing ATM cash. Most of the remaining reduction in other general and administrative expense is the result of a non-recurring charge in the amount of $176,000, representing the write-off of costs, previously capitalized upon the issuance of subordinated debt, incurred in the first quarter of 2007. The decrease in operating expenses in the first quarter of 2008 resulted in an improvement in the Company’s efficiency ratio, to 72.1% from 86.3% in the first quarter of 2007.
Income Taxes
The income tax provision of $578,000 recorded for the three months ended March 31, 2008 resulted in an effective tax rate of 34.2%. In the first quarter of 2007, income tax expense of $238,000 equated to an effective tax rate of 28.7%. The lower effective tax rate in the 2007 period reflects favorable income tax treatment on the gain on sale of bank-owned land.
Liquidity and Capital Resources
The Company’s primary sources of funds are from deposits, borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At March 31, 2008, cash and due from banks, short-term investments and debt securities maturing within one year totaled $98.8 million (excluding cash supplied to ATM customers) or 10.3% of total assets.
The Company borrows from the Federal Home Loan Bank of Boston as an additional funding source. As of March 31, 2008, the Company had the ability to borrow an additional $83.7 million from the Federal Home Loan Bank of Boston.
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

The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:
Contractual Obligations:

	March 31, 2008
			More than	More than
			One Year	Three Years
		One Year	through Three	through Five	Over Five
	Total	or Less	Years	Years	Years
	(Dollars in thousands)
Federal Home Loan Bank advances(1)	$194,730	$30,500	$121,200	$29,500	$13,530
Operating leases (2)	14,040	1,187	2,349	2,186	8,318
Non-qualified pension (3)	11,695	2,614	2,009	1,865	5,207
Other contractual obligations(4)	8,892	2,856	4,834	1,202	—

Total contractual obligations	$229,357	$37,157	$130,392	$34,753	$27,055

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 family residential mortgage loans. One advance in the amount of $10 million maturing in June, 2010 will become immediately payable if 3-month LIBOR rises above 6.0% (measured on a quarterly basis).

(2)	Represents non-cancelable operating leases for branch offices.

(3)	Pension obligations include expected payments under the Company’s Director Fee Continuation Plan and expected contributions to the Company’s supplemental executive retirement plans.

(4)	Represents contracts for technology services and employment agreements.
Loan Commitments:

	March 31, 2008
			More than	More than
			One Year	Three Years
		One Year	through Three	through Five	Over Five
	Total	or Less	Years	Years	Years
	(Dollars in thousands)
Commitments to grant loans at attorney (1)	$22,245	$22,245	$—	$—	$—
Unused portion of commercial loan lines of credit	40,017	31,794	8,223	—	—
Unused portion of home equity lines of credit (2)	44,406	—	—	—	44,406
Unused portion of construction loans (3)	27,412	21,671	5,741	—	—
Unused portion of personal lines of credit (4)	2,492	—	—	—	2,492
Commercial letters of credit	1,213	1,213	—	—	—

Total loan commitments	$137,785	$76,923	$13,964	$—	$46,898

General:	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to 2 years for development loans and up to 1 year for other construction loans.

(4)	Unused portion of checking overdraft lines of credit are available to customers in “good standing” indefinitely.

Minimum Regulatory Capital Requirements:
As of March 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2008 and December 31, 2007 are also presented in this table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2008:

Total capital to risk weighted assets:
Consolidated	$77,320	11.6%	$53,121	8.0%	N/A	N/A
Bank	69,724	10.5	53,273	8.0	$66,591	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	71,061	10.7	26,561	4.0	N/A	N/A
Bank	63,465	9.5	26,636	4.0	39,955	6.0

Tier 1 capital to average assets:
Consolidated	71,061	7.9	35,927	4.0	N/A	N/A
Bank	63,465	7.1	35,961	4.0	44,952	5.0

December 31, 2007:

Total capital to risk weighted assets:
Consolidated	$78,526	12.3%	$50,982	8.0%	N/A	N/A
Bank	71,154	11.2	50,944	8.0	$63,680	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	72,554	11.4	25,491	4.0	N/A	N/A
Bank	65,182	10.2	25,472	4.0	38,208	6.0

Tier 1 capital to average assets:
Consolidated	72,554	8.3	34,898	4.0	N/A	N/A
Bank	65,182	7.5	35,006	4.0	43,757	5.0

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
The following table sets forth, as of March 31, 2008, the estimated changes in net interest income over the next twelve months comparing an unchanged rate scenario to projected results using various parallel shifts in market interest rates. These computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as being indicative of actual future results.

Percentage Change in Estimated
Net Interest Income over 12
months
200 basis point increase in rates	(4.28)%
100 basis point increase in rates	(1.99)%
Flat interest rates	—
100 basis point decrease in rates	(.73)%
200 basis point decrease in rates	(4.09)%
The Company’s income simulation analysis contains important assumptions regarding the rate sensitivity of interest-bearing core deposit accounts. For example, the Company assumes that rates on certain money market accounts would change by 37 basis points for each 100 basis point change in market interest rates. These scenarios also assume no change in regular savings and regular NOW account interest rates. Interest rates for certain premium-rate NOW and money market savings accounts are expected to vary to the full extent of any increase or decrease in market interest rates. In addition, deposits are assumed to have certain minimum rate floors below which rates will not fall. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. There can be no assurance that the core deposit pricing assumptions used in the simulation analysis will actually occur.
As indicated in the table above, the result of an immediate 100 basis point parallel increase in interest rates is estimated to decrease net interest income by 1.99% over a 12-month horizon, when compared to the unchanged rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to decrease by 4.28% over a 12-month horizon, when compared against the unchanged rate scenario. The exposure of net interest income to rising rates as compared to an unchanged rate scenario results from the difference between anticipated increases in asset yields and somewhat more rapid increases in funding costs. The Company assumes that certain premium-rate NOW and money market deposit products, that demonstrated strong growth in 2007 and 2008 and comprise a larger proportion of interest-bearing deposits, bear full sensitivity to increases in market rates for simulation purposes.
The estimated change in net interest income over a 12-month horizon from the unchanged rate scenario for a 100 basis point parallel decline in the level of interest rates is a decrease of .73%. For an immediate 200 basis point parallel decrease in the level of interest rates, net interest income is estimated to decrease by 4.09% over a 12-month horizon, when compared against the unchanged rate scenario. Often in the past, interest rate decreases have resulted in a modeled favorable change in net interest income over a 12-month time horizon, because the Company’s funding costs tend to reprice more rapidly than do the yields on its earning assets. However, in today’s interest rate environment, one in which short-term market interest rates have declined sharply over the past six months, earning asset yields are projected to decline further than rates paid on funding liabilities when shocked downward by 100 bps and 200 bps as compared to the flat interest rate scenario. In both downward shock scenarios, rate floors on most core deposit accounts would come into effect for simulation purposes. In addition, asset yields may decline more than funding costs as cash flow from prepayments of mortgage-related products, and redemption of callable securities, would increase significantly as market rates fall, exposing the Company to higher re-investment risk.
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
(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors That May Affect Future Results
Risk factors that may affect future results were discussed in the Company’s 2007 Annual Report on Form 10-K. The Company’s analysis of its risk factors has not changed since December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities. On November 29, 2007, the Company’s Board of Directors authorized a repurchase plan, permitting the repurchase of up to a maximum of 394,200 shares. As of April 30, 2008, total repurchases under the plan were 219,400 at an average price of $13.62 per share. In the first quarter of 2008, the Company purchased 185,600 shares, as follows:

				(d) Maximum number (or
	(a) Total		(c) Total Number of	approximate dollar value) of
	Number of	(b) Average	Shares Purchased as Part	shares that may yet be
	Shares	Price Paid per	of Publicly Announced	purchased
Period	Purchased	Share	Plans or Programs	under the Plans or Programs
January 1-31	78,400	$13.36	78,400	286,400
February 1-29	53,600	$13.97	53,600	232,800
March 1-31	53,600	$14.02	53,600	179,200

Total	185,600	$13.73	185,600

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

Exhibit No.	Description	Footnotes
2.1	Plan of Conversion of Benjamin Franklin Bancorp.	3

2.2	Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2

3.1	Articles of Organization of Benjamin Franklin Bancorp, Inc.	2

3.2	Bylaws of Benjamin Franklin Bancorp, Inc.	6

4.1	Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5

10.1.1	Form of Amended and Restated Employment Agreement with Thomas R. Venables. *	1

10.1.2	Form of Amended and Restated Employment Agreement with Claire S. Bean. *	1

10.2	Form of Amended and Restated Change in Control Agreement with three Executive Officers and two other officers, providing one year’s severance to Michael J. Piemonte and two other officers, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. The only differences among the several agreements are the name and contact information of the officer who is party to the agreement and the number of years of severance provided. *	1

10.3	Form of Benjamin Franklin Bank Benefit Restoration Plan. *	2

10.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of March 26, 2008. *	1

10.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of March 26, 2008. *	1

10.5	Benjamin Franklin Bancorp Director Fee Continuation Plan. *	4

10.6	Benjamin Franklin Bancorp Employee Salary Continuation Plan. *	2

10.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004. *	2

10.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004. *	2

10.8	Benjamin Franklin Bancorp, Inc. 2006 Stock Incentive Plan *	8

10.8.1	Form of Incentive Stock Option Agreement *	9

10.8.2	Form of Non-Statutory Stock Option Agreement (Officer) *	9

10.8.3	Form of Non-Statutory Stock Option Agreement (Director) *	9

10.8.4	Form of Restricted Stock Agreement (Officer) *	9

10.8.5	Form of Restricted Stock Agreement (Director) *	9

10.9	Purchase and Sale Agreement dated December 19, 2006.	10

11	See Note 3 to the Condensed Consolidated Financial Statements for a discussion of earnings per share.	—

21	Subsidiaries of Registrant	7

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

Exhibit No.	Description	Footnotes
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

*	Relates to compensation.

1.	Filed herewith.

2.	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3.	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4.	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

7.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2006

8.	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on March 28, 2006.

9.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A, filed on August 18, 2006.

10.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 26, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.
Date: May 8, 2008	By:	/s/ Thomas R. Venables
Thomas R. Venables
President and Chief Executive Officer

Date: May 8, 2008	By:	/s/ Claire S. Bean
Claire S. Bean
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Item

10.1.1	Form of Amended and Restated Employment Agreement with Thomas R. Venables.

10.1.2	Form of Amended and Restated Employment Agreement with Claire S. Bean.

10.2	Form of Amended and Restated Change in Control Agreement with three Executive Officers and two other officers, providing one year’s severance to Michael J. Piemonte and two other officers, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. The only differences among the several agreements are the name and contact information of the officer who is party to the agreement and the number of years of severance provided.

10.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of March 26, 2008.

10.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of March 26, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.