Form 10-K/A
period 2007-12-31
Benjamin Franklin Bancorp, Inc.
filed 2008-06-30
CIK 1302176

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
Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Annual Report on Form 10-K/A for the Year Ended December 31, 2007
Exhibits Filed Herewith
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
     No amendment of any kind is being made to any Item of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2007, including without limitation Item 8, “Financial Statements and Supplementary Schedules,” and Item 9A, “Controls and Procedures.”
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

SAVINGS BANKS EMPLOYEES RETIREMENT
ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
FINANCIAL STATEMENTS AND
SUPPLEMENTAL SCHEDULES
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(With Independent Auditor’s Report Thereon)

Page

INDEPENDENT AUDITOR’S REPORT	1

FINANCIAL STATEMENTS:

Statements of net assets available for benefits	2

Statements of changes in net assets available for benefits	3

Notes to financial statements	4-11

SUPPLEMENTAL SCHEDULES:	12

Line 4i — Schedule of assets (held at end of year)	13

Line 4i — Schedule of assets (acquired and disposed of within year)	14

INDEPENDENT AUDITOR’S REPORT
BOARD OF TRUSTEES
SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION
We have audited the accompanying statements of net assets available for benefits of the Savings Banks Employees Retirement Association 401(k) Plan as adopted by Benjamin Franklin Bank as of December 31, 2007 and 2006, and the related statement of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Savings Banks Employees Retirement Association 401(k) Plan as adopted by Benjamin Franklin Bank as of December 31, 2007 and 2006 and the changes in its net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets (held at end of year) as of December 31, 2007, and assets (acquired and disposed of within year) for the year ended December 31, 2007 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan’s management. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants

     June 27, 2008

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
	2007	2006

INVESTMENT IN SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION COMMON/ COLLECTIVE TRUST, at fair value	$10,646,239	$10,239,462

PARTICIPANT LOANS	262,781	244,891

NET ASSETS AVAILABLE FOR BENEFITS	$10,909,020	$10,484,353

The accompanying notes are an integral part of the financial statements.

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

	Year Ended December 31,
	2007	2006

ADDITIONS TO NET ASSETS ATTRIBUTED TO:

Investment income:
Net investment gain from investment in Savings Banks Employees Retirement Association Common/Collective Trust	$94,505	$1,149,598
Interest income — participant loans	19,331	13,042

	113,836	1,162,640

Contributions:

Employer’s	475,954	435,102
Participants’	654,529	602,732
Participant rollovers	56,619	47,386

	1,187,102	1,085,220

Total additions	1,300,938	2,247,860

DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO:

Benefits paid to participants	863,191	719,449
Deemed distributions of participant loans	13,080	17,828

Total deductions	876,271	737,277

NET INCREASE	424,667	1,510,583

NET ASSETS AVAILABLE FOR BENEFITS:

Beginning of year	10,484,353	7,750,782
Transfer of assets to this plan	—	1,222,988

End of year	$10,909,020	$10,484,353

The accompanying notes are an integral part of the financial statements.

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
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
The Bank may match a portion of the participant’s contributions.
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
YEARS ENDED DECEMBER 31, 2007 AND 2006
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
YEARS ENDED DECEMBER 31, 2007 AND 2006
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
YEARS ENDED DECEMBER 31, 2007 AND 2006
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
Bank Shares:
Participants may allocate any portion of their contributions to purchase common shares of Benjamin Franklin Bancorp, Inc., the parent company of Benjamin Franklin Bank. Participants are subject to restrictions on trading during blackout periods and other reporting requirements of the Securities and Exchange Commission. Investments in Benjamin Franklin Bancorp, Inc. common stock amounted to $1,748,429 and $1,881,586 at December 31, 2007 and 2006, respectively.
Vesting:
Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Vesting in the Bank’s contribution portion of their accounts plus earnings thereon is also vested immediately.

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
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
YEARS ENDED DECEMBER 31, 2007 AND 2006
(continued)
B.	Summary of Significant Accounting Policies — (continued):
Benefit payments:
Benefits are recorded when paid.
C.	Investment:

The Plan owned approximately 1.20% and 1.23% of the fair value of the Trust’s net assets at December 31, 2007 and 2006. The unaudited financial statements of the Trust as a whole at December 31, follow:

	2007	2006
Assets:
Investments:
Collective funds:
Fixed income	$112,537,567	$103,303,365
Equity	302,066,398	260,883,237
Diversified	50,098,266	39,471,384
Short-term investments	72,850,371	94,721,925

Total collective funds	537,552,602	498,379,911

Equity securities	271,766,925	272,664,821
Mutual funds	66,167,928	60,506,510
Certificates of deposits	3,243,359	3,516,058
Loans to 401(k) plan participants	10,049,984	8,671,507

Total investments	888,780,798	843,738,807

Cash	17,873,906	8,525,257
Other assets	1,732,617	990,120

Total assets	908,387,321	853,254,184

Liabilities:
Accrued operating and other expenses	1,307,350	1,351,278

Net assets available for benefits	$907,079,971	$851,902,906

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
(continued)
C.	Investment — (continued):

Trust investment income for the years ended December 31 was comprised of:

	2007	2006

Investment income:
Net realized gains on investments	$40,084,542	$24,359,627
Interest and dividends	10,004,963	8,459,194
Unrealized appreciation of investments	4,540,051	68,894,262

Total investment income	54,629,556	101,713,083

Administrative expenses	(2,529,153)	(3,619,764)

Total Trust net investment income	$52,100,403	$98,093,319

D.	Related Party Transactions:

Northeast Retirement Services (NRS), a related party through a common Board of Directors, provides consulting, recordkeeping and other services in connection with the administration of the 401(k) plan for the Savings Banks Employees Retirement Association (SBERA). The costs associated with these services are funded by an assessment on each SBERA employer member on a quarterly basis for their proportionate share. In 2007 the rate for the 401(k) plan was $679.50 per employer member per quarter, plus $18.50 per active participant per quarter, plus an additional 1.25% basis assessment on assets. In 2006, the rate for the 401(k) plan was $625 per employer member per quarter, plus $16 per active participant per quarter, plus an additional 1.25% basis assessment on assets.

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
YEARS ENDED DECEMBER 31, 2007 AND 2006
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

The statements of net assets available for benefits at December 31, 2007 and 2006 includes $2,481,824 and $1,702,948, respectively, allocated to participants who were no longer employees of the Bank.

H.	Risks and Uncertainties:

The Plan invests in various investment securities. Investment securities are exposed to various risks such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect participants’ account balances and the amounts reported in the statements of net assets available for benefits.

I.	Transfer of Net Assets to Plan:

As a result of a merger between Benjamin Franklin Bank and another bank, the net assets of the merged bank’s qualified defined contribution plan, amounting to $1,222,988, were transferred to this plan as of March 16, 2006.

SUPPLEMENTAL SCHEDULES

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
SCHEDULE H, LINE 4i — SCHEDULE OF ASSETS (HELD AT YEAR END)
AS OF DECEMBER 31, 2007

(b)	(c)		(e)
Identity of	Investment	(d)	Current
Party	Description	Cost	Value

* The Savings Banks	The Savings Banks Employees
Employees Retirement	Retirement Association
Association	Common/Collective Trust	$9,118,449	$10,646,239

Participant Loans	Interest rates ranging
	from 5.0% to 9.25%	-0-	262,781

$10,909,020

*	Party in interest to the Plan

SAVINGS BANKS EMPLOYEES RETIREMENT ASSOCIATION 401(k) PLAN
AS ADOPTED BY BENJAMIN FRANKLIN BANK
SCHEDULE H, LINE 4i — SCHEDULE OF ASSETS (ACQUIRED
AND DISPOSED OF WITHIN YEAR)
FOR THE YEAR ENDED DECEMBER 31, 2007

(a)	(b)	(c)	(d)
Identity of Issuer, Borrower	Investment	Cost of	Proceeds of
Lessor of Similar Party	Description	Acquisitions	Dispositions

Participant Loans	Notes with 5.0% to 9.25% interest rates	$-0-	$-0-

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) Exhibits

Exhibit No.	Description	Footnotes
23.1	Consent of Parent, McLaughlin & Nangle, Certified Public Accountants, Inc., independent registered public accounting firm	1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

1.	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, Benjamin Franklin Bancorp, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.
Date: June 30, 2008	By:	/s/ Claire S. Bean
Claire S. Bean
Treasurer and Chief Financial Officer

Benjamin Franklin Bancorp, Inc.
Annual Report on Form 10-K/A for the Year Ended December 31, 2007
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