Form 10-Q
period 2008-06-30
Benjamin Franklin Bancorp, Inc.
filed 2008-08-11
CIK 1302176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51194

Benjamin Franklin Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-3336598 (I.R.S. Employer Identification No.)

58 Main Street, Franklin, MA (Address of Principal Executive Offices)	02038 (Zip Code)
Registrant’s telephone number, including area code: (617) 528-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☑
     Shares outstanding of the registrant’s common stock (no par value) at August 8, 2008: 7,666,172

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$12,235	$12,226
Cash supplied to ATM customers	25,970	42,002
Short-term investments	9,474	10,363

Total cash and cash equivalents	47,679	64,591

Securities available for sale, at fair value	178,920	156,761
Restricted equity securities, at cost	12,908	11,591

Total securities	191,828	168,352

Loans
Residential real estate	224,665	188,654
Commercial real estate	175,135	168,649
Construction	50,307	55,763
Commercial business	179,982	159,233
Consumer	40,453	40,436

Total loans, gross	670,542	612,735
Allowance for loan losses	(6,431)	(5,789)

Loans, net	664,111	606,946

Premises and equipment, net	5,156	5,410
Accrued interest receivable	3,641	3,648
Bank-owned life insurance	10,903	10,700
Goodwill	33,763	33,763
Other intangible assets	2,209	2,474
Other assets	7,739	7,394

	$967,029	$903,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Regular savings accounts	$82,219	$79,167
Money market accounts	126,119	110,544
NOW accounts	65,415	52,000
Demand deposit accounts	118,182	113,023
Time deposit accounts	262,980	262,634

Total deposits	654,915	617,368

Short-term borrowings	1,200	2,500
Long-term debt	191,169	162,784
Deferred gain on sale of premises	3,405	3,531
Other liabilities	10,276	9,651

Total liabilities	860,965	795,834

Common stock, no par value; 75,000,000 shares authorized; 7,840,415 shares issued and 7,666,172 shares outstanding at June 30, 2008; 8,030,415 shares issued and 7,856,172 shares outstanding at December 31, 2007	—	—
Additional paid-in capital	74,985	77,370
Retained earnings	39,663	38,515
Unearned compensation	(6,699)	(7,094)
Accumulated other comprehensive loss	(1,885)	(1,347)

Total stockholders’ equity	106,064	107,444

	$967,029	$903,278

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$9,962	$9,712	$19,853	$19,418
Debt securities	1,917	1,953	3,924	3,639
Dividends	124	165	284	331
Short-term investments	96	222	338	503

Total interest and dividend income	12,099	12,052	24,399	23,891
Interest expense:
Interest on deposits	3,410	4,308	7,269	8,464
Interest on short-term borrowings	10	18	39	147
Interest on long-term debt	2,183	1,674	4,289	3,402

Total interest expense	5,603	6,000	11,597	12,013

Net interest income	6,496	6,052	12,802	11,878
Provision for loan losses	368	230	682	412

Net interest income, after provision for loan losses	6,128	5,822	12,120	11,466

Other income:
ATM servicing fees	321	622	664	1,319
Deposit servicing fees	475	369	838	709
Other loan-related fees	170	141	423	472
Gain on sale of loans, net	82	193	186	296
Gain on sale of bank-owned premises, net	63	63	126	313
Gain on sale of CSSI customer list	92	100	92	100
Income from bank-owned life insurance	94	99	195	195
Miscellaneous	207	206	458	361

Total other income	1,504	1,793	2,982	3,765

Operating expenses:
Salaries and employee benefits	3,405	3,829	6,636	7,442
Occupancy and equipment	842	836	1,786	1,744
Data processing	569	598	1,169	1,202
Professional fees	182	235	357	472
Marketing and advertising	103	201	181	329
Amortization of intangible assets	161	205	332	422
Other general and administrative	648	521	1,229	1,601

Total operating expenses	5,910	6,425	11,690	13,212

Income before income taxes	1,722	1,190	3,412	2,019
Provision for income taxes	551	361	1,129	599

Net income	$1,171	$829	$2,283	$1,420

Weighted-average shares outstanding:
Basic	7,271,431	7,663,634	7,306,789	7,739,036
Diluted	7,352,265	7,699,363	7,381,938	7,768,666
Earnings per share:
Basic	$0.16	$0.11	$0.31	$0.19
Diluted	$0.16	$0.11	$0.31	$0.18
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity

Balance at December 31, 2006	8,249,802	$—	$82,909	$36,634	$(7,938)	$(2,200)	$109,405
Comprehensive income:
Net income	—	—	—	1,420	—	—	1,420
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(1,127)	(1,127)

Total comprehensive income							293

Common stock repurchased	(163,850)	—	(2,449)	—	—	—	(2,449)
Restricted stock expense	—	—	—	—	330	—	330
Stock option expense	—	—	413	—	—	—	413
Release of ESOP stock	—	—	27	—	92	—	119
FASB Statement No. 158 tax effect adjustment	—	—	—	—	—	101	101
Dividends declared ($.10 per share)	—	—	—	(844)	—	—	(844)

Balance at June 30, 2007	8,085,952	$—	$80,900	$37,210	$(7,516)	$(3,226)	$107,368

Balance at December 31, 2007	7,856,172	$—	$77,370	$38,515	$(7,094)	$(1,347)	$107,444
Comprehensive income:
Net income	—	—	—	2,283	—	—	2,283
Net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	(538)	(538)

Total comprehensive income							1,745

Common stock repurchased	(190,000)	—	(2,608)	—	—	—	(2,608)
Restricted stock expense	—	—	—	—	303	—	303
Stock option expense	—	—	207	—	—	—	207
Release of ESOP stock	—	—	16	—	92	—	108
Dividends declared ($.14 per share)	—	—	—	(1,135)	—	—	(1,135)

Balance at June 30, 2008	7,666,172	$—	$74,985	$39,663	$(6,699)	$(1,885)	$106,064

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$2,283	$1,420
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of securities, net	55	(341)
Amortization of loans, net	167	64
Amortization of deferred gain on sale of premises	(126)	(126)
Gain on sale of premises, net	—	(187)
Provision for loan losses	682	412
Accretion of deposits and borrowing discounts, net	(6)	(6)
Amortization of mortgage servicing rights	144	152
Depreciation expense	415	465
Amortization of intangible assets	332	422
Stock-based compensation and ESOP	618	862
Income from bank-owned life insurance	(195)	(195)
Gains on sales of loans, net	(186)	(296)
Loans originated for sale	(1,353)	(26,560)
Proceeds from sales of loans	1,539	26,856
Decrease (increase) in accrued interest receivable	7	(19)
Other, net	386	(963)

Net cash provided by operating activities	4,762	1,960

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, calls, and principal repayments	56,119	30,224
Purchases	(79,130)	(56,342)
Net change in restricted equity securities	(1,317)	(233)
Loan originations, net	(58,014)	(20,036)
Proceeds from sales of loans held for sale	—	62,122
Proceeds from sales of premises and equipment	—	821
Purchases of identifiable intangible assets	(67)	(180)
Additions to premises and equipment	(161)	(692)

Net cash provided by (used for) investing activities	(82,570)	15,684

(Continued)
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP,INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from financing activities:
Net increase in deposits	37,559	1,726
Net change in short-term borrowings	(1,300)	(7,000)
Proceeds from long-term debt	44,500	10,000
Repayment of long-term debt	(16,120)	(20,097)
Common stock repurchased	(2,608)	(2,449)
Dividends paid on common stock	(1,135)	(844)

Net cash provided by (used for) financing activities	60,896	(18,664)

Net change in cash and cash equivalents	(16,912)	(1,020)
Cash and cash equivalents at beginning of period	64,591	72,595

Cash and cash equivalents at end of period	$47,679	$71,575

Supplemental cash flow information:
Interest paid on deposits	$7,304	$8,591
Interest paid on borrowings	4,293	3,576
Income taxes paid	2,044	989
Loans held for sale transferred to loans, net	—	1,063
Loans held for sale transferred to other assets	—	545
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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (revised), “Business Combinations.” This Statement replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. This replaces the cost allocation process under Statement No. 141, which resulted in the non-recognition of some assets and liabilities at the acquisition date and in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, while Statement 141 allowed for the deferred recognition of pre-acquisition contingencies until certain recognition criteria were met, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability. Under this Statement, an acquirer is required to recognize contingent consideration at the acquisition date, whereas contingent consideration obligations usually were not recognized at the acquisition date under Statement 141. Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

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

Outstanding loan commitments totaled $115.0 million at June 30, 2008, compared to $116.4 million as of December 31, 2007. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit.

3.	Earnings per share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period. For the three and six month periods ending June 30, 2008, potentially dilutive common stock equivalents totaled 80,834 and 75,149 shares, respectively, representing the effect of dilutive common stock equivalents. For the three and six month periods ending June 30, 2007, potentially dilutive common stock equivalents totaled 35,729 and 29,630 shares, respectively. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Assets measured at fair value on a recurring basis are summarized below. There are no liabilities measured at fair value on a recurring basis at June 30, 2008:

	June 30, 2008
				Assets at
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
Assets
Securities available for sale	$—	$178,920	$—	$178,920

Total assets	$—	$178,920	$—	$178,920

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

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2008.

					Quarter ended
	June 30, 2008				June 30, 2008
					Total
	Level 1	Level 2	Level 3		Gains/(Losses)
	(Dollars in thousands)
Assets
Impaired loans	$—	$—	$1,187	(A)	$(178)

Total assets	$—	$—	$1,187		$(178)

(A)	Represents impaired loans totaling $1,429, net of specific valuation reserves for those loans totaling $242. There were no specific valuation reserves allocated to the remainder of the Bank’s impaired loans ($8.7 million) as of June 30 , 2008.
The amount of loans represents the carrying value (loan balance net of related allocated reserves) for impaired loans, for which adjustments are based on the appraised value of the collateral. Appraised values are typically based on a blend of (a) an income approach using unobservable cash flows to measure fair value, and (b) a market approach using observable market comparables. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from the time of valuation. For these reasons, impaired loans are categorized as Level 3 assets.

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
Comparison of Financial Condition at June 30, 2008 and December 31, 2007
Overview
Total assets increased by $63.8 million, or 7.1%, to $967.0 million at June 30, 2008 from $903.3 million at December 31, 2007. The increase in assets was primarily attributable to increases in net loans (up $57.2 million or 9.4%) and securities (up $23.5 million or 13.9%), offset in part by a decrease in cash and cash equivalents (down $16.9 million or 26.2%, in total). Funding the increase in total assets was growth in deposits, which increased by $37.5 million or 6.1%, and in borrowed funds, which increased by $27.1 million or 16.4%.
Investment Activities
Cash and cash equivalent balances decreased by $16.9 million to $47.7 million at June 30, 2008, compared to $64.6 million at December 31, 2007. That decrease was principally due to a $16.0 million decrease in cash supplied to ATMs owned by ATM customers. The decline in ATM cash was due to seasonal fluctuations as well as to the loss of two customers in the first six months of 2008.
At June 30, 2008, the Company’s securities portfolio amounted to $191.8 million, or 19.8% of total assets. When compared to year-end 2007, securities increased by $23.5 million, or 13.9%. The increase primarily consisted of increases in government-sponsored enterprise insured mortgage-backed securities, which grew by $19.5 million or 28.1% in the first six months of 2008. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities at the dates indicated:

	June 30,		December 31,
	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored enterprise obligations	$89,025	$89,182	$85,972	$86,178
Municipal obligations	885	885	1,206	1,202

	89,910	90,067	87,178	87,380
Mortgage-backed securities	91,063	88,853	70,839	69,381

Total debt securities	180,973	178,920	158,017	156,761

Total available for sale securities	$180,973	$178,920	$158,017	$156,761

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$10,427	$10,427	$9,110	$9,110
Access Capital Strategies
Community Investment Fund	1,965	1,965	1,965	1,965
SBLI & DIF stock	516	516	516	516

Total restricted equity securities	$12,908	$12,908	$11,591	$11,591

Lending Activities
The Company’s net loan portfolio aggregated $664.1 million on June 30, 2008, or 68.7% of total assets on that date. As of December 31, 2007, the net loan portfolio totaled $606.9 million, or 67.2% of total assets. The main components of the growth of $57.2 million in the first six months of 2008 were a $36.0 million (19.1%) increase in residential mortgage loans, a $20.7 million (13.0%) increase in commercial business loans and a $6.5 million (3.8%) increase in commercial real estate loans. Offsetting these increases was a reduction of $5.5 million (9.8%) in construction loans outstanding. The growth in residential loans reflects the Company’s decision in late 2007 to retain most new residential originations (fixed-rate and adjustable-rate) in portfolio, due to the recent widening of market spreads available on most residential mortgage products. Previously, for much of 2006 and 2007, the Company had sold most fixed-rate residential loan production in the secondary market. While demand for commercial business loans remained strong in the first half of 2008, management considers it likely that demand will lessen in future quarters as a result of the economic downturn currently occurring in New England and nationally. The following table sets forth the composition of the loan portfolio at the dates indicated:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Mortgage loans on real estate:
Residential	$223,921	33.45%	$187,991	30.73%
Commercial	174,934	26.13%	168,463	27.54%
Construction	50,307	7.51%	55,763	9.11%
Home equity	37,988	5.67%	37,768	6.17%

	487,150	72.76%	449,985	73.55%

Other loans:
Commercial business	179,982	26.89%	159,233	26.03%
Consumer	2,356	0.35%	2,592	0.42%

	182,338	27.24%	161,825	26.45%

Total loans	669,488	100.00%	611,810	100.00%

Other items:
Net deferred loan costs	1,054		925
Allowance for loan losses	(6,431)		(5,789)

Total loans, net	$664,111		$606,946

Non-performing Assets
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage	$958	$712
Commercial mortgage	4,980	658
Construction	1,945	—
Commercial	575	—
Consumer and other	173	228

Total non-accrual loans	$8,631	$1,598

Loans greater than 90 days delinquent and still accruing:	$—	$—

	$—	$—

Total non-performing loans and assets	$8,631	$1,598

Total restructured loans	$1,186	$—

Ratios:
Non-performing loans to total loans	1.29%	0.26%
Non-performing assets to total assets	0.89%	0.18%
The $7.0 million increase in non-performing loans since year-end 2007 is primarily due to the addition of one $6.4 million loan relationship to non-performing status during the second quarter of 2008. Within this loan relationship, two loans totaling $5.9 million (one for $4.0 million in the commercial mortgage category and one for $1.9 million reported within the construction loan category; construction on the building is complete with the exception of tenant fit-up in some areas) are secured by a mixed-use building located in Boston, MA. The remainder of this relationship consists of two commercial business loans aggregating $492,000, both of which were underwritten under the Massachusetts Capital Access Program (“MCAP”). These loans are secured primarily by equipment and the Bank’s specific reserves accumulated as a result of its participation in the MCAP program. Based on a review of all relevant factors, including the collateral securing these loans, no specific loan loss reserves have been allocated for this loan relationship.
Restructured loans represent performing loans for which concessions (such as extension of repayment terms or reductions of interest rates to below market rates) are granted due to a borrower’s financial condition. The balance in restructured loans at June 30, 2008 represents one residential real estate mortgage loan that was modified to lengthen the borrower’s repayment period. This loan was performing in accordance with its modified terms at June 30, 2008.
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
The following tables set forth Benjamin Franklin Bank’s allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At June 30,			At December 31,
	2008			2007
			Percent			Percent
			of Loans			of Loans
		Loan	in Each		Loan	in Each
	Allowance	Balances	Category to	Allowance	Balances	Category to
	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$733	$223,921	33.45%	$499	$187,991	30.73%
Commercial	2,085	174,934	26.13%	1,959	168,463	27.54%
Construction	854	50,307	7.51%	850	55,763	9.11%
Home equity	142	37,988	5.67%	142	37,768	6.17%

	3,814	487,150	72.76%	3,450	449,985	73.55%

Other loans:
Commercial	2,168	179,982	26.89%	1,874	159,233	26.03%
Consumer	63	2,356	0.35%	80	2,592	0.42%
Unallocated (1)	386	0	0.00%	385	0	0.00%

	2,617	182,338	27.24%	2,339	161,825	26.45%

Total	$6,431	$669,488	100.00%	$5,789	$611,810	100.00%

(1)	The unallocated portion of the allowance for loan losses is intended to capture the exposure, if any, that may exist as a result of a number of qualitative factors that are difficult to quantify with precision.
The Massachusetts economy has slowed, as labor market conditions and residential real estate values have deteriorated. Default rates are increasing for sub-prime residential mortgages. Residential real estate values in the towns where the Bank’s offices are located have declined on average by nine percent since the market price peak in 2005 (The Warren Group). Unemployment in Massachusetts over the past six months has increased from 4.3%

to 4.9% (Federal Reserve New England Economic Indicators, July 2008). Management monitors these trends closely, as well as many portfolio characteristics, including the level of delinquencies, charge-offs, and other measures of risk within the loan portfolio. Several of the key elements of that analysis are:
•	Loan delinquency: At June 30, 2008, portfolio delinquency (percentage of total loans greater than 30 days past due) stood at 1.55%, compared to 0.91% at March 31, 2008, and an average of 1.07% for all of 2007. The increase in delinquency at June 30, 2008 was caused by the addition of one $6.4 million commercial relationship, discussed earlier in “Non-performing Assets”. For all other loans, delinquency at June 30, 2008 was 0.63% of total loans.

•	Level of charge-offs: Net charge-offs are little changed in 2008 to date, compared to 2007. For the three and six months ended June 30, 2008, net charge-offs were $27,000 and $40,000, respectively. For the comparable 2007 periods, net charge-offs were $18,000 and $39,000, respectively. For both the 2007 and 2008 periods, net charge-offs represented a negligible 0.1% (or less) of average loans outstanding.

•	Real estate collateral values: Management monitors loan-to-value ratios for its residential mortgage loan portfolio, as well as for its construction portfolio, which is a mix of commercial and residential construction credits. At June 30, 2008, the weighted average loan-to-value ratio of the Bank’s construction loan portfolio was approximately 72%. The weighted average loan-to value ratio of the Bank’s residential mortgage loan portfolio on that date was approximately 55%. Loan-to-value ratios are computed using the appraised value of collateral on the date of loan origination.

•	Underwriting criteria: The Bank has not originated and does not hold any sub-prime mortgages in its loan portfolio.
In the second quarter of 2008, the analysis performed by management did not result in any significant change in the overall level of the allowance for loan losses, which stands at 0.96% of total loans at June 30, 2008 compared to 0.94% at December 31, 2007 and 0.95% at June 30, 2007. Although unemployment has recently increased and residential property values in some areas of Massachusetts have declined, thus far these factors have not had an appreciable effect on the Bank’s loan portfolio, as outlined in the discussion above.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and home equity loans for impairment disclosures. At June 30, 2008 and December 31, 2007, the Company’s impaired loans totaled $10.1 million and $880,000 respectively. The increase in impaired loans as of June 30, 2008 is primarily the result of the addition of: a) one $6.4 million commercial loan relationship (see “Non-performing Assets” on pages 13-14 for further discussion of this loan), b) one $1.2 million restructured residential mortgage loan that is performing in accordance with its modified terms, and c) several smaller commercial and residential loans that are currently performing, for which management believes there exists some possibility of loss. The specific valuation allowances carried within the allowance for loan losses for impaired loans at June 30, 2008 and December 31, 2007 were $242,000 and $37,000, respectively.
While the Company believes that it has established adequate specific and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Company’s regulators periodically review the allowance for loan losses.
The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$6,090	$5,498	$5,789	$5,337

Charge-offs:
Residential mortgage loans	—	—	—	—
Commercial loans	—	(2)	—	(7)
Consumer loans	(30)	(29)	(67)	(61)

Total charge-offs	(30)	(31)	(67)	(68)

Recoveries:
Commercial loans	—	2	12	4
Consumer loans	3	11	15	25

Total recoveries	3	13	27	29

Net charge-offs	(27)	(18)	(40)	(39)

Provision for loan losses	368	230	682	412

Balance at end of period	$6,431	$5,710	$6,431	$5,710

Ratios:
Net (charge-offs)/recoveries to average loans outstanding	0.00%	0.00%	-0.01%	-0.01%
Allowance for loan losses to non-performing loans at end of period	74.51%	158.74%	74.51%	158.74%
Allowance for loan losses to total loans at end of period	0.96%	0.95%	0.96%	0.95%
Deposits
The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30,	% of	December 31,	% of
	2008	Total	2007	Total
	(Dollars in thousands)
Deposit type:
Demand deposits	$118,182	18.0%	$113,023	18.3%
NOW accounts	65,415	10.0%	52,000	8.4%
Regular and other savings	82,219	12.6%	79,167	12.8%
Money market deposits	126,119	19.2%	110,544	17.9%

Total non-certificate accounts	391,935	59.8%	354,734	57.4%

Term certificates less than $100,000	158,938	24.3%	159,272	25.8%
Term certificates of $100,000 or more	104,042	15.9%	103,362	16.8%

Total certificate accounts	262,980	40.2%	262,634	42.6%

Total deposits	$654,915	100.0%	$617,368	100.0%

The Company has made significant progress in the first six months of 2008 in growing its “core” deposit accounts (savings, money market, demand and NOW accounts), which increased by $37.2 million or 10.5% during the period. Certificate accounts were essentially flat over that time frame, increasing negligibly by $346,000 or 0.1%. These results with respect to core deposit growth are attributable, in part, to the opening of two new branch locations in the past 18 months. The Bank’s Wellesley, MA branch, opened in September of 2006, had $21.6 million in total deposits ($13.4 million in “core” accounts) as of June 30, 2008, and the Bank’s Watertown, MA branch, opened in August 2007 had $11.4 million in total deposits ($9.6 million in “core” accounts) on that date. Also contributing to “core” account growth over the past six months have been increases in commercial deposits, which have grown in conjunction with growth in commercial business loans during the period.
Borrowed Funds
The Company’s borrowed funds increased by $27.1 million, or 16.4%, to a total of $192.4 million at June 30, 2008, compared to December 31, 2007. These additional borrowed funds (which were primarily a blend of two to seven year Federal Home Loan Bank of Boston term advances) were used principally to fund growth in fixed rate residential mortgage loans during the six-month period.
Stockholder’s Equity
Total stockholders’ equity was $106.1 million as of June 30, 2008, a decrease of $1.4 million when compared to the balance at December 31, 2007. The decrease was primarily attributable to the repurchase of 190,000 shares ($2.6 million), dividends paid ($1.1 million), and a $538,000 decrease in the fair value of securities available for sale (net of tax), offset in part by earnings of $2.3 million and stock-based compensation and ESOP expense ($618,000).
Comparison of Operating Results for the Three and Six Months Ended June 30, 2008 and 2007
The Company earned net income of $1.2 million for the quarter ended June 30, 2008, an increase of $342,000, or 41.3%, compared to net income of $829,000 earned in the second quarter of 2007. The increased earnings largely reflected lower operating expenses and higher net interest income, partially offset by an increase in the provision for loan losses and a drop in other income.

The Company’s net income for the six months ended June 30, 2008 was $2.3 million, an increase of $863,000, or 60.8%, over the $1.4 million earned in the first six months of 2007. Similar to the quarterly results, the increased earnings primarily reflected lower operating expenses and growth in net interest income, partially offset by an increase in the provision for loan losses and a reduction in other income.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.
The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Most average balances are daily average balances. Non-accrual loans are included in the computation of average balances, but are reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense:

	Three Months Ended June 30,
	2008			2007
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
			(Dollars in thousands)
Interest-earning assets:
Loans	$659,601	$9,962	6.00%	$604,459	$9,712	6.38%
Securities	188,621	2,041	4.33%	169,543	2,118	5.00%
Short-term investments	22,504	96	1.69%	12,891	222	6.81%

Total interest-earning assets	870,726	12,099	5.53%	786,893	12,052	6.09%

Non-interest-earning assets	96,330			109,495

Total assets	$967,056			$896,388

Interest-bearing liabilities:
Savings accounts	$81,338	81	0.40%	$83,086	103	0.50%
Money market accounts	132,152	557	1.70%	108,825	748	2.76%
NOW accounts	60,599	265	1.76%	38,269	217	2.27%
Certificates of deposit	265,260	2,507	3.80%	284,314	3,240	4.57%

Total deposits	539,349	3,410	2.54%	514,494	4,308	3.36%
Borrowings	191,849	2,193	4.52%	140,225	1,692	4.77%

Total interest-bearing liabilities	731,198	5,603	3.06%	654,719	6,000	3.66%

Non-interest bearing liabilities	128,334			132,490

Total liabilities	859,532			787,209
Equity	107,524			109,179

Total liabilities and equity	$967,056			$896,388

Net interest income		$6,496			$6,052

Net interest rate spread (2)			2.47%			2.43%
Net interest-earning assets (3)	$139,528			$132,174

Net interest margin (4)			3.00%			3.08%
Average interest-earning assets to interest-bearing liabilities			119.08%			120.19%

(1)	Yields and rates for the three months ended June 30, 2008 and 2007 are annualized.

(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2008			2007
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
			(Dollars in thousands)
Interest-earning assets:
Loans	$641,495	$19,853	6.15%	$615,099	$19,418	6.30%
Securities	182,189	4,208	4.62%	160,220	3,970	4.96%
Short-term investments	28,030	338	2.39%	17,600	503	5.69%

Total interest-earning assets	851,714	24,399	5.70%	792,919	23,891	6.01%
Non-interest-earning assets	98,935			109,016

Total assets	$950,649			$901,935

Interest-bearing liabilities:
Savings accounts	$80,084	159	0.40%	$83,315	205	0.50%
Money market accounts	124,550	1,178	1.90%	103,693	1,368	2.66%
NOW accounts	57,922	560	1.94%	33,390	307	1.86%
Certificates of deposit	265,985	5,372	4.06%	290,765	6,585	4.57%

Total deposits	528,541	7,269	2.77%	511,163	8,465	3.34%
Borrowings	187,551	4,328	4.56%	149,136	3,548	4.73%

Total interest-bearing liabilities	716,092	11,597	3.24%	660,299	12,013	3.65%
Non-interest bearing liabilities	126,969			132,130

Total liabilities	843,061			792,429
Equity	107,588			109,506

Total liabilities and equity	$950,649			$901,935

Net interest income		$12,802			$11,878

Net interest rate spread (2)			2.46%			2.36%
Net interest-earning assets (3)	$135,622			$132,620

Net interest margin (4)			3.02%			3.02%
Average interest-earning assets to interest-bearing liabilities			118.94%			120.08%

(1)	Yields and rates for the six months ended June 30, 2008 and 2007 are annualized.

(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$854	$(604)	$250
Securities	224	(301)	(77)
Short-term investments	104	(230)	(126)

Total interest-earning assets	1,182	(1,135)	47

Interest-bearing liabilities:
Savings accounts	(2)	(20)	(22)
Money market accounts	138	(329)	(191)
NOW accounts	106	(58)	48
Certificates of deposit	(207)	(526)	(733)

Total deposits	35	(933)	(898)
Borrowings	594	(93)	501

Total interest-bearing liabilities	629	(1,026)	(397)

Change in net interest income	$553	$(109)	$444

	Six Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$822	$(387)	$435
Securities	520	(282)	238
Short-term investments	211	(376)	(165)

Total interest-earning assets	1,553	(1,045)	508

Interest-bearing liabilities:
Savings accounts	(8)	(38)	(46)
Money market accounts	243	(433)	(190)
NOW accounts	236	17	253
Certificates of deposit	(533)	(679)	(1,212)

Total deposits	(62)	(1,133)	(1,195)
Borrowings	888	(109)	779

Total interest-bearing liabilities	826	(1,242)	(416)

Change in net interest income	$727	$197	$924

Net interest income for the quarter ended June 30, 2008 was $6.5 million, an increase of $444,000 or 7.3% as compared to net interest income of $6.1 million for the three months ended June 30, 2007. The $444,000 increase was primarily the result of an $83.8 million, or 10.7%, increase in average interest-earning assets between the two quarterly periods. The asset growth helped to offset a decline of eight basis points in the net interest margin between the two periods.
The Company’s net interest margin was 3.00% for the three months ended June 30, 2008, four basis points lower than the first quarter of 2008 and eight basis points less than the 3.08% margin achieved in the year-earlier quarterly period. As market interest rates, particularly short-term rates, declined substantially in the past twelve months, the Company was able to offset much of the ensuing reduction in earning-asset yields with decreases in its deposit costs. However, growth in higher-costing FHLB debt, and the use of $6.4 million in investable funds over the last twelve months to repurchase common shares, were factors in the margin contraction.
Interest income for the quarter ended June 30, 2008 was $12.1 million, a minimal increase of $47,000 or 0.4% compared to the three months ended June 30, 2007. This small increase resulted from an $83.8 million increase in average interest-earning assets between the two periods, offset nearly entirely by a 56 basis point decrease in the yield earned on those assets. The largest growth in average interest-earning assets between the two periods was in loans, at $55.1 million, while securities and short-term investments increased on average by $19.1 million and $9.6 million, respectively. Average loan growth was concentrated in higher-yielding commercial loans, which increased by $42.7 million, or 11.9%. Yield decreases reflected the significant reduction in market interest rates since July 2007, and were more pronounced for assets of shorter duration. The decrease in yield earned on loans totaled 38 basis points when comparing the two quarters, while yields on securities and short-term investments declined by 108 basis points on a combined basis.
Interest expense for the three months ended June 30, 2008 was $5.6 million, a decrease of $397,000 or 6.6% from the $6.0 million incurred in the second quarter of 2007. The decrease arose primarily from a 60 basis point drop in the cost of average interest-bearing liabilities, which more than offset a $76.5 million increase in the average balance of those liabilities ($51.6 million in borrowings and $24.9 million in deposits). However, within the deposit portfolio, the average balances of ‘core’ accounts (money market, NOW and savings accounts) increased on average by $44.0 million, while certificate balances decreased on average by $19.1 million. This favorable change in deposit mix, coupled with the decline in short-term market interest rates, helped to reduce the weighted average rate on interest-bearing deposits by 82 basis points quarter over quarter. Growth in borrowings, while bearing higher interest rates than deposits, have provided longer-term sources of funds that are useful in mitigating the interest-rate risk associated with the Company’s growth in fixed-rate residential mortgage loans and mortgage-backed securities.
Net interest income earned during the first six months of 2008 was $12.8 million, an increase of $924,000, or 7.8%, over the total earned in the first half of 2007. The increase was the result of balance sheet growth and changes in mix, as the net interest margin was unchanged at 3.02% when comparing the two periods.
Interest income for the six months ended June 30, 2008 was $24.4 million, an increase of $508,000 or 2.1% compared to $23.9 million earned during the same six-month period of 2007. The $508,000 increase arose from $58.8 million (or 7.4%) of growth in average interest-earning assets, which more than offset a 31 basis point decline in the yield earned on those assets. Average asset growth included $26.4 million in loans and $32.4 million combined in securities and short-term investments. The decline in average earning-asset yield included decreases of 15 basis points on loans and 71 basis points for securities and short-term investments on a combined basis. A change in mix toward higher-yielding commercial loans helped limit the decline in loan yield, despite the significant decline in market interest rates. On average, commercial loans grew by $43.7 million, or 12.5%, while residential mortgages decreased by $17.6 million, or 7.8%. The decrease in average residential mortgages comparing these two six-month periods was largely the result of the Company’s bulk sale of over $62 million in adjustable-rate mortgages in the first quarter of 2007. The Company also increased its security portfolio allocation in mortgage-backed securities (MBS), which grew on average by $33.8 million when comparing the two periods. The MBS portfolio has been fairly well-protected from the downward market rate movement, with average yields declining by just four basis points in comparing the two six-month periods.
Interest expense for the six months ended June 30, 2008 was $11.6 million, a decrease of $416,000 or 3.5% from a total of $12.0 million in the comparable period in 2007. The $416,000 decrease resulted from a 41 basis point reduction in the cost of average interest-bearing liabilities (including 57 and 17 basis points in interest-bearing deposits and borrowings, respectively). The cost reduction more than offset a $55.8 million increase in the average balance of those liabilities ($38.4 million in borrowed funds and $17.4 million in deposits). However, within the deposit portfolio, the average balance of savings, NOW, and money market accounts increased by $42.2 million (or 19.1%) while higher-cost certificate accounts dropped by $24.8 million, or 8.5%.
Provision for Loan Losses
The Company’s provision for loan losses was $368,000 for the three months ended June 30, 2008, compared to $230,000 in the comparable quarter of 2007. For the first six months of 2008 and 2007, the provision for loan losses amounted to $682,000 and $412,000, respectively.
Increased provisions in the 2008 periods largely reflected loan portfolio growth and changes in mix. In the first six months of 2008, total gross loans increased by $57.8 million as compared to $21.0 million in the first six months of 2007. There was also a marked difference in the mix of the loan growth when comparing the two periods: In 2008, 62.5% of loan growth has been in residential mortgages, for which the Company reserves a lower estimated loss percentage than for commercial loans. In the first six months of 2007, nearly all loan growth was in commercial loans, and the residential portfolio actually declined by $12.2 million over the six-month period. At June 30, 2008, the allowance for loan losses totaled $6.4 million, or .96% of the loan portfolio, as compared to $5.7 million, or .95% of total loans, at June 30, 2007.
Non-interest Income
Non-interest income of $1.5 million for the three months ended June 30, 2008 was $289,000, or 16.1% less than the $1.8 million earned in the comparable 2007 quarter. Non-interest income of $3.0 million for the six-month period ended June 30, 2008 was $783,000 (or 20.8%) less than the $3.8 million earned in the identical period in 2007.
The most significant decline in both time periods was in ATM servicing fees. ATM servicing fees decreased by $301,000, or 48.4% in comparing the second quarter of 2008 to 2007, and by $655,000, or 49.7%, in comparing the two six-month periods for those years. The Company earns ATM servicing fees based on average cash balances supplied to ATMs owned by independent service organizations, at a variable rate indexed off the prime rate of interest. Since the second quarter of 2007, the prime rate has declined by 325 basis points, and average cash balances supplied have decreased by over 30%. Excluding the ATM servicing fees, non-interest income for the second quarter of 2008 was $12,000 (or 1.0%) higher than the year-earlier quarter. Deposit service fees increased in this time frame by $106,000, or 28.7%, largely from higher fees earned for checking products and cash management services provided to business customers. Offsetting this increase, gains on loan sales dropped $111,000 in comparing the two quarters. In late 2007, management decided to hold most new fixed-rate residential mortgage loan production on its balance sheet rather than sell the loans into the secondary market.
Excluding the ATM servicing fees, non-interest income for the first six months of 2008 was $128,000 (or 5.2%) less than the comparable 2007 period. In large part, this decline can be attributed to an $187,000 non-recurring gain on the sale of land in the first quarter of 2007. Otherwise, deposit service fees increased by $129,000, or 18.2%, while gains on loan sales declined by $110,000, or 37.2%. The volume of fixed-rate residential mortgage loans sold into the secondary market dropped to $1.5 million in the first six months of 2008, or 6% of the 2007 six-month total. However, the Company’s reverse mortgage sales program, which was introduced to market in the second quarter of 2007, contributed a year-over-year increase of $115,000 in gains.

Non-interest Expense
Non-interest expenses totaled $5.9 million for the three-month period ended June 30, 2008, a decrease of $515,000, or 8.0%, from the $6.4 million incurred in the same quarter in 2007. Non-interest expenses were $11.7 million in the first six months of 2008, $1.5 million or 11.5% less than the total for the six months ended June 30, 2007.
The largest contributor to the $515,000 decline in non-interest expenses between the second quarters of 2008 and 2007 was $424,000 (or 11.1%) in salaries and employee benefits. In late June of 2007, the Company reduced its staff by 8% and recorded $148,000 in related severance costs. The Company also instituted a number of benefit cost containment measures in January 2008, resulting in reductions of employee retirement costs and medical insurance. In addition, stock incentive plan expense decreased by $89,000; the Company has recognized stock option expense using an accelerated method, which has resulted in lower expenses as the multi-year vesting periods begin to lapse. Excluding salaries and benefits, all other non-interest expenses for the second quarter of 2008 were $91,000, or 3.5%, less than the second quarter of 2007. Other general and administrative expenses increased by $127,000 year-over-year, primarily resulting from an increase in the reserve for losses on unfunded loan commitments, offset in part by decreases in expenses associated with the Company’s ATM cash management program. However, there were offsetting reductions of $98,000 in marketing and advertising expenses, $53,000 in professional fees and $44,000 in amortization of intangible assets between the two quarterly periods. The Company also reduced its data processing expenses by $29,000 (or 4.8%), pursuant primarily to a re-negotiated contract with its core systems vendor.
Salaries and employee benefits expense represented $806,000 of the total $1.5 million decrease in non-interest expense when comparing the six-month periods ended June 30, 2008 and 2007. In June of 2007, the Company reduced its staff by 8%, contributing significantly to a reduction of 5.5% in base salaries and commissions when comparing the two six-month periods. The Company also instituted a number of benefit cost containment measures in January 2008, including reductions of employee retirement costs and medical insurance. Stock incentive plan expense decreased by $233,000 comparing the two six-month periods; the Company has recognized stock option expense using an accelerated method, which has resulted in lower expenses as the multi-year vesting periods begin to lapse.
Excluding salaries and benefits, all other non-interest expenses for the six months ended June 30, 2008 were $716,000, or 12.4%, less than the first six months of 2007. A $115,000, or 24.4% decrease in professional fees was attributable to declines in audit costs and legal fees. Marketing and advertising expenses declined by 45.0% or $148,000; in 2007, the Company brought to market several new deposit and loan products. Amortization of a core deposit intangible asset created in the 2005 acquisition of Chart Bank fell $111,000 from the comparable six-month period in 2007, and will continue to decline at a lesser pace in future periods. Finally, other general and administrative expense dropped by $372,000 or 23.2% between the two six-month periods. Within this particular category, various costs largely associated with operating the ATM cash management business decreased by $269,000. In addition, the Company absorbed a $176,000 non-recurring charge in the first quarter of 2007 representing the write-off of capitalized debt issuance costs in advance of its November prepayment of $9.0 million of subordinated debt. These savings were offset somewhat by an increase of $222,000 in the provision for losses on unfunded loan commitments.
Income Taxes
Income tax expense of $551,000 recorded for the second quarter of 2008 resulted in an effective tax rate of 32.0%, while the income tax expense of $361,000 in the comparable quarter of 2007 equated to an effective tax rate of 30.3%. Income tax expense of $1.1 million for the six months ended June 30, 2008 resulted in an effective tax rate of 33.1%, while for the same six-month period in 2007 the income tax expense was $599,000, resulting in an effective tax rate of 29.7%. The lower effective tax rate in the 2007 periods in large part reflected favorable tax treatment of the gain on sale of certain assets, including bank-owned land.
On July 3, 2008, the state of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and to 9% for tax years beginning on or after January 1, 2012 and thereafter. The Company continues to analyze the impact of this law and, as a result of revaluing its net deferred tax asset, management estimates that the impact on the consolidated financial statements to be recognized in the third quarter will not be material.
Liquidity and Capital Resources
The Company’s primary sources of funds are from deposits, borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At June 30, 2008, cash and due from banks, short-term investments and debt securities maturing within one year totaled $72.7 million (excluding cash supplied to ATM customers) or 7.5% of total assets.
The Company borrows from the Federal Home Loan Bank of Boston as an additional funding source. As of June 30, 2008, the Company had the ability to borrow an additional $101.4 million from the Federal Home Loan Bank of Boston.
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
The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:
Contractual Obligations:

	June 30, 2008
			More than	More than
			One Year	Three Years
		One Year	through Three	through Five	Over Five
	Total	or Less	Years	Years	Years
		(Dollars in thousands)

Federal Home Loan Bank advances(1)	$192,369	$25,200	$136,200	$16,500	$14,469
Operating leases (2)	13,743	1,187	2,324	2,189	8,043
Non-qualified pension (3)	11,695	2,842	2,098	1,774	4,981
Other contractual obligations(4)	8,503	2,855	4,746	902	—

Total contractual obligations	$226,310	$32,084	$145,368	$21,365	$27,493

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 family residential mortgage loans. One advance in the amount of $10 million maturing in June, 2010 will become immediately payable if 3-month LIBOR rises above 6.0% (measured on a quarterly basis).

(2)	Represents non-cancelable operating leases for branch offices.

(3)	Pension obligations include expected payments under the Company’s Director Fee Continuation Plan and expected contributions to the Company’s supplemental executive retirement plans.

(4)	Represents contracts for technology services and employment agreements.
Loan Commitments:

	June 30, 2008
			More than	More than
			One Year	Three Years
		One Year	through Three	through Five	Over Five
	Total	or Less	Years	Years	Years
			(Dollars in thousands)

Commitments to grant loans (1)	$8,311	$8,311	$—	$—	$—
Unused portion of commercial loan lines of credit	37,325	31,233	6,092	—	—
Unused portion of home equity lines of credit (2)	45,024	—	—	—	45,024
Unused portion of construction loans (3)	20,805	18,505	2,300	—	—
Unused portion of personal lines of credit (4)	2,451	—	—	—	2,451
Commercial letters of credit	1,038	1,038	—	—	—

Total loan commitments	$114,954	$59,087	$8,392	$—	$47,475

General:	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to 2 years for development loans and up to 1 year for other construction loans.

(4)	Unused portion of checking overdraft lines of credit are available to customers in “good standing” indefinitely.

Minimum Regulatory Capital Requirements:
As of June 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2008 and December 31, 2007 are also presented in this table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2008:

Total capital to risk weighted assets:
Consolidated	$78,547	11.7%	$53,854	8.0%	N/A	N/A
Bank	70,689	10.5	53,804	8.0	$67,256	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	71,978	10.7	26,927	4.0	N/A	N/A
Bank	64,120	9.5	26,902	4.0	40,353	6.0

Tier 1 capital to average assets:
Consolidated	71,978	7.7	37,243	4.0	N/A	N/A
Bank	64,120	6.9	37,269	4.0	46,587	5.0

December 31, 2007:

Total capital to risk weighted assets:
Consolidated	$78,526	12.3%	$50,982	8.0%	N/A	N/A
Bank	71,154	11.2	50,944	8.0	$63,680	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	72,554	11.4	25,491	4.0	N/A	N/A
Bank	65,182	10.2	25,472	4.0	38,208	6.0

Tier 1 capital to average assets:
Consolidated	72,554	8.3	34,898	4.0	N/A	N/A
Bank	65,182	7.5	35,006	4.0	43,757	5.0

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
The Company’s Asset/Liability Committee’s primary method for measuring and evaluating interest rate risk is income simulation analysis. This analysis considers the maturity and re-pricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Interest rate scenarios tested generally include instantaneous rate shocks compared against static (or unchanged) rates. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a two-year period.
The following table sets forth, as of June 30, 2008, the estimated changes in net interest income over the next twelve months comparing an unchanged rate scenario to projected results using various parallel shifts in market interest rates. These computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as being indicative of actual future results.

Percentage Change in Estimated
Net Interest Income over 12 months (1)
200 basis point increase in rates	(7.64)%
100 basis point increase in rates	(3.22)%
Flat interest rates	—
100 basis point decrease in rates	0.51%
200 basis point decrease in rates	(3.08)%

(1)	For purposes of income simulation analysis only, the Company includes cash supplied to ATM customers as an interest-earning asset and related ATM servicing fees as a component of net interest income. ATM servicing income is based on average cash balances outstanding and a floating interest rate that is tied to the prime rate index.
The Company’s income simulation analysis contains important assumptions regarding the rate sensitivity of interest-bearing non-maturity deposit accounts. These assumptions are based on the Company’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. Rate sensitivities for several product groups are tied to changes in market interest rates and these sensitivities are also assumed to vary between upward and downward rate movements. For example, the Company assumes that rates on certain money market accounts would increase by 36 basis points for each 100 basis point increase in market interest rates, but would decrease by 20 basis points for each 100 basis point decrease in market interest rates. For each major product group, there are also assumptions regarding rate floors below which rates will not fall. There can be no assurance that the deposit pricing assumptions used in the simulation analysis will actually occur.
As indicated in the table above, the result of an immediate 100 basis point parallel increase in interest rates is estimated to decrease net interest income by 3.22% over a 12-month horizon, when compared to the unchanged rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to decrease by 7.64% over a 12-month horizon, when compared against the unchanged rate scenario. The exposure of net interest income to rising rates as compared to an unchanged rate scenario results from the difference between anticipated increases in asset yields and somewhat more rapid increases in funding costs. The Company assumes that certain premium-rate NOW and money market deposit products, that demonstrated strong growth in 2007 and 2008 and comprise a larger proportion of interest-bearing deposits, bear full sensitivity to increases in market rates for simulation purposes. In addition, much of the Company’s asset growth in 2008 has been in fixed or adjustable rate commercial loans and residential mortgages, which by definition bear constraints to re-pricing opportunities should market rates move upward.
Compared to the unchanged rate scenario, the estimated change in net interest income over a 12-month horizon for a 100 basis point parallel decline in the level of interest rates is an increase of .51%. For an immediate 200 basis point parallel decrease in the level of interest rates, net interest income is estimated to decrease by 3.08% over a 12-month horizon, when compared against the unchanged rate scenario. Often in the past, interest rate decreases have resulted in a modeled favorable change in net interest income over a 12-month time horizon, because the Company’s funding costs tend to re-price more rapidly than do the yields on its earning assets. However, as short-term market interest rates have declined sharply over the past twelve months, Management believes rate floors on many non-maturity deposit accounts would come into effect for simulation purposes. In addition, asset yields may decline more than funding costs as cash flow from prepayments of mortgage-related products, and redemption of callable securities, could increase significantly as market rates fall, exposing the Company to higher re-investment risk.
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
(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities. On November 29, 2007, the Company’s Board of Directors authorized a repurchase plan, permitting the repurchase of up to a maximum of 394,200 shares. As of July 31, 2008, total repurchases under the plan were 219,400 at an average price of $13.62 per share. In the second quarter of 2008, the Company purchased 4,400 shares, as follows:

				(d) Maximum number
				(or approximate
			(c) Total Number of	dollar value) of
			Shares Purchased as	shares that may yet
			Part of Publicly	be purchased under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
April 1-30	4,400	$13.55	4,400	174,800
May 1-31	—	—	—	174,800
June 1-30	—	—	—	174,800

Total	4,400	$13.55	4,400	174,800

Item 3. Defaults on Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company held its annual meeting of stockholders on May 8, 2008 at which time the four nominees for director, as set forth in the proxy materials for the meeting, were elected with the following votes cast:

Name	For	Withheld
Dr. Mary Ambler	6,559,249	318,749
Richard E. Bolton, Jr.	6,704,427	173,571
Daniel F. O’Brien	6,575,413	302,585
Charles F. Oteri	6,563,987	314,011
In addition, the stockholders approved the ratification of Wolf & Company, P.C. as our independent public accounting firm with the following votes cast:

Ratification of Wolf & Co.
For	6,816,454
Against	58,489
Abstentions	3,055
Broker Non-Votes	0
Item 5. Other Information.
Not applicable
Item 6. Exhibits.
The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit No.	Description	Footnotes

2.1	Plan of Conversion of Benjamin Franklin Bancorp.	3

2.2	Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2

3.1	Articles of Organization of Benjamin Franklin Bancorp, Inc.	2

3.2	Bylaws of Benjamin Franklin Bancorp, Inc.	7

4.1	Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5

10.1.1	Form of Amended and Restated Employment Agreement with Thomas R. Venables. *	12

10.1.2	Form of Amended and Restated Employment Agreement with Claire S. Bean. *	12

10.2	Form of Amended and Restated Change in Control Agreement with three Executive Officers and two other officers, providing one year’s severance to Michael J. Piemonte and two other officers, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. The only differences among the several agreements are the name and contact information of the officer who is party to the agreement and the number of years of severance provided. *	12

10.3	Form of Benjamin Franklin Bank Benefit Restoration Plan. *	2

10.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of March 26, 2008. *	12

10.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of March 26, 2008. *	12

10.5	Benjamin Franklin Bancorp Director Fee Continuation Plan. *	4

10.6	Benjamin Franklin Bancorp Employee Salary Continuation Plan. *	2

Exhibit No.	Description	Footnotes

10.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.*	2

10.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004. *	2

10.8	Benjamin Franklin Bancorp, Inc. 2006 Stock Incentive Plan *	9

10.8.1	Form of Incentive Stock Option Agreement *	10

10.8.2	Form of Non-Statutory Stock Option Agreement (Officer) *	10

10.8.3	Form of Non-Statutory Stock Option Agreement (Director) *	10

10.8.4	Form of Restricted Stock Agreement (Officer) *	10

10.8.5	Form of Restricted Stock Agreement (Director) *	10

10.9	Purchase and Sale Agreement dated December 19, 2006.	11

11	See Note 3 to the Condensed Consolidated Financial Statements for a discussion of earnings per share.	—

21	Subsidiaries of Registrant	8

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

*	Relates to compensation.
1.	Filed herewith.

2.	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3.	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4.	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.

7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

8.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2006

9.	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on March 28, 2006.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A, filed on August 18, 2006.

11.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 26, 2006.

12.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.
Date: August 11, 2008	By:	/s/ Thomas R. Venables
Thomas R. Venables
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Claire S. Bean
Claire S. Bean
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.