Form 10-Q
period 2008-09-30
Benjamin Franklin Bancorp, Inc.
filed 2008-11-07
CIK 1302176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐       No   ☑
     Shares issued of the registrant’s common stock (no par value) at November 10, 2008: 7,842,015

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	3

Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007	4

Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2008 and 2007	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults on Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

SIGNATURES	35
EX-31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$13,450	$12,226
Cash supplied to ATM customers	24,784	42,002
Short-term investments	12,818	10,363

Total cash and cash equivalents	51,052	64,591

Securities available for sale, at fair value	181,376	156,761
Restricted equity securities, at cost	12,986	11,591

Total securities	194,362	168,352

Loans:
Residential real estate	229,981	188,654
Commercial real estate	179,521	168,649
Construction	48,919	55,763
Commercial	178,704	159,233
Consumer	41,783	40,436

Total loans, gross	678,908	612,735
Allowance for loan losses	(6,853)	(5,789)

Loans, net	672,055	606,946

Premises and equipment, net	5,049	5,410
Accrued interest receivable	3,803	3,648
Bank-owned life insurance	11,016	10,700
Goodwill	33,763	33,763
Other intangible assets	2,057	2,474
Other assets	7,580	7,394

	$980,737	$903,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Regular savings accounts	$81,338	$79,167
Money market accounts	141,566	110,544
NOW accounts	70,618	52,000
Demand deposit accounts	112,786	113,023
Time deposit accounts	254,437	262,634

Total deposits	660,745	617,368

Short-term borrowings	8,000	2,500
Long-term debt	189,109	162,784
Deferred gain on sale of premises	3,355	3,531
Other liabilities	13,014	9,651

Total liabilities	874,223	795,834

Common stock, no par value; 75,000,000 shares authorized; 7,842,015 shares issued and 7,710,632 shares outstanding at September 30, 2008; 8,030,415 shares issued and 7,856,172 shares outstanding at December 31, 2007	—	—
Additional paid-in capital	75,065	77,370
Retained earnings	40,256	38,515
Unearned compensation	(6,515)	(7,094)
Accumulated other comprehensive loss	(2,292)	(1,347)

Total stockholders’ equity	106,514	107,444

	$980,737	$903,278

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$10,299	$9,856	$30,152	$29,273
Debt securities	1,884	1,904	5,808	5,543
Dividends	121	180	405	512
Short-term investments	59	141	397	644

Total interest and dividend income	12,363	12,081	36,762	35,972
Interest expense:
Interest on deposits	3,193	4,367	10,462	12,832
Interest on short-term borrowings	4	75	43	222
Interest on long-term debt	2,241	1,873	6,531	5,274

Total interest expense	5,438	6,315	17,036	18,328

Net interest income	6,925	5,766	19,726	17,644
Provision for loan losses	447	57	1,128	469

Net interest income, after provision for loan losses	6,478	5,709	18,598	17,175

Other income:
ATM servicing fees	272	663	937	1,982
Deposit servicing fees	467	385	1,305	1,093
Other loan-related fees	98	297	521	770
Gain on sale of loans, net	30	217	216	514
Gain on sale of premises, net	63	63	189	377
Gain on trading assets	—	138	—	138
Gain on sale of CSSI customer list	—	—	92	100
Income from bank-owned life insurance	101	105	295	300
Miscellaneous	255	211	713	571

Total other income	1,286	2,079	4,268	5,845

Operating expenses:
Salaries and employee benefits	3,327	3,631	9,963	11,073
Occupancy and equipment	871	844	2,657	2,587
Data processing	559	601	1,728	1,803
Professional fees	184	179	541	651
Marketing and advertising	205	159	386	488
Amortization of intangible assets	151	197	483	619
Other general and administrative	704	639	1,933	2,240

Total operating expenses	6,001	6,250	17,691	19,461

Income before income taxes	1,763	1,538	5,175	3,559
Provision for income taxes	541	467	1,670	1,067

Net income	$1,222	$1,071	$3,505	$2,492

Weighted-average shares outstanding:
Basic	7,286,451	7,622,441	7,300,010	7,700,171
Diluted	7,355,906	7,666,939	7,369,376	7,736,356
Earnings per share:
Basic	$0.17	$0.14	$0.48	$0.32
Diluted	$0.17	$0.14	$0.48	$0.31
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity
Balance at December 31, 2006	8,249,802	$—	$82,909	$36,634	$(7,938)	$(2,200)	$109,405

Comprehensive income:
Net income	—	—	—	2,492	—	—	2,492
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(160)	(160)
FASB Statement No. 158 tax effect adjustment	—	—	—	—	—	101	101

Total comprehensive income							2,433

Common stock repurchased	(326,200)	—	(4,628)	—	—	—	(4,628)
Restricted stock expense	47,615	—	—	—	487	—	487
Stock option expense	—	—	547	—	—	—	547
Release of ESOP stock	—	—	35	—	139	—	174
Dividends declared ($.16 per share)	—	—	—	(1,353)	—	—	(1,353)

Balance at September 30, 2007	7,971,217	$—	$78,863	$37,773	$(7,312)	$(2,259)	$107,065

Balance at December 31, 2007	7,856,172	$—	$77,370	$38,515	$(7,094)	$(1,347)	$107,444

Comprehensive income:
Net income	—	—	—	3,505	—	—	3,505
Net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	(945)	(945)

Total comprehensive income							2,560

Common stock repurchased	(190,000)	—	(2,608)	—	—	—	(2,608)
Issuance of common stock in connection with stock incentive plan	—	—	26	—	(26)	—	—
Restricted stock expense	44,460	—	—	—	461	—	461
Forfeiture of restricted stock	—	—	(6)	—	6	—	—
Stock option expense	—	—	265	—	—	—	265
Release of ESOP stock	—	—	18	—	138	—	156
Dividends declared ($.22 per share)	—	—	—	(1,764)	—	—	(1,764)

Balance at September 30, 2008	7,710,632	$—	$75,065	$40,256	$(6,515)	$(2,292)	$106,514

See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,505	$2,492
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization (accretion) of securities, net	274	(472)
Amortization of loans, net	246	91
Amortization of deferred gain on sale of premises	(189)	(190)
Gain on sale of premises, net	—	(187)
Provision for loan losses	1,128	469
Accretion of deposit and borrowing discounts, net	(12)	(7)
Amortization of mortgage servicing rights	199	225
Depreciation expense	611	688
Amortization of intangible assets	483	619
Stock-based compensation and ESOP	882	1,208
Income from bank-owned life insurance	(295)	(300)
Gains on trading assets	—	(138)
Purchases of trading assets	—	(15,000)
Gain on sales of loans, net	(216)	(514)
Loans originated for sale	(1,535)	(41,305)
Proceeds from sales of loans	1,751	41,818
Increase in accrued interest receivable	(155)	(187)
Other, net	3,204	(281)

Net cash provided by (used for) operating activities	9,881	(10,971)

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, calls, and principal repayments	78,034	48,182
Purchases	(104,104)	(74,580)
Net change in restricted equity securities	(1,394)	(448)
Loan originations, net	(66,483)	(15,516)
Proceeds from sales of loans held for sale	—	62,122
Proceeds from sales of premises and equipment	—	821
Purchases of identifiable intangible assets	(66)	(208)
Additions to premises and equipment	(250)	(1,057)

Net cash (used for) provided by investing activities	(94,263)	19,316

(Continued)
See accompanying notes to condensed consolidated financial statements

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	43,395	(5,399)
Net change in short-term borrowings	5,500	(8,850)
Proceeds from long-term debt	53,500	27,000
Repayment of long-term debt	(27,180)	(17,151)
Common stock repurchased	(2,608)	(4,628)
Dividends paid on common stock	(1,764)	(1,353)

Net cash provided by (used for) financing activities	70,843	(10,381)

Net change in cash and cash equivalents	(13,539)	(2,036)
Cash and cash equivalents at beginning of period	64,591	72,595

Cash and cash equivalents at end of period	$51,052	$70,559

Supplemental cash flow information:
Interest paid on deposits	$10,492	$12,977
Interest paid on borrowings	6,522	5,429
Income taxes paid	2,476	970
Loans held for sale transferred to loans, net	—	1,063
Loans held for sale transferred to other assets	—	545
Loans transferred to other assets	—	225
Securities transferred from held-to-maturity to available for sale	—	26
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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008, and is not expected to have a material impact on the consolidated financial statements.

On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157, Fair Value Measurements, in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The Staff Position also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Its adoption did not have a material impact on the Company’s financial results or fair value determinations.

2.	Commitments

Outstanding loan commitments totaled $122.1 million at September 30, 2008, compared to $116.4 million as of December 31, 2007. Loan commitments consist of commitments to originate new loans as well as undrawn portions of lines of credit. Commitments to originate new loans totaled $15.1 million at September 30, 2008, while commitments under unused lines and letters of credit were $107.0 million.

3.	Earnings per share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period. For the three and nine month periods ending September 30, 2008, potentially dilutive common stock equivalents totaled 69,455 and 69,366 shares, respectively, representing the effect of dilutive common stock equivalents. For the three and nine month periods ending September 30, 2007, potentially dilutive common stock equivalents totaled 44,498 and 36,185 shares, respectively. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

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

Assets measured at fair value on a recurring basis are summarized below. There are no liabilities measured at fair value on a recurring basis at September 30, 2008:

	September 30, 2008
				Assets at
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
Assets
Securities available for sale	$—	$181,376	$—	$181,376

Total assets	$—	$181,376	$—	$181,376

Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service that subscribes to multiple third-party pricing vendors. The pricing service conducts a series of quality assurance activities on a monthly basis to select the most appropriate pricing vendor for each sector of the bond market. The fair value measurements consider observable market data that may include, among other data, benchmark yields and spread relationships, cash flows, collateral attributes, market consensus prepayment speeds, and credit risk information as well as terms and conditions relevant to the individual bond (such as issuer, coupon, maturity and credit rating). Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2008:

					Quarter ended
	September 30, 2008				September 30, 2008
					Total
	Level 1	Level 2	Level 3		Gains/(Losses)
	(Dollars in thousands)
Assets
Impaired loans	$—	$—	$7,104	(A)	$(341)

Total assets	$—	$—	$7,104		$(341)

(A)	Represents impaired loans totaling $7,687, net of specific valuation reserves for those loans totaling $583. There were no specific valuation reserves allocated to the remainder of the Bank’s impaired loans ($2.1 million) as of September 30 , 2008.
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
Recent Developments
There have been disruptions of historic proportions in the financial system in the United States and globally during the past year. Dramatic declines in the national housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. In response to the crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the following is a summary of recently enacted laws and regulations.
Emergency Economic Stabilization Act of 2008
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. Under the EESA, the basic limit on federal deposit insurance coverage was temporarily increased from $100,000 to $250,000 per depositor, until December 31, 2009.
On October 14, 2008, the Department of the Treasury announced it would purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program, or CPP, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of perpetual preferred stock. The preferred stock would qualify as Tier 1 capital. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with a ten-year term and an aggregate market price equal to 15% of the preferred stock investment.
The CPP program is voluntary and requires an institution to comply with a number of restrictions and provisions. Participants will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. These standards generally apply to the Chief Executive Officer, Chief Financial Officer, and the next three highest compensated officers. Plan participation also results in certain restrictions on the institution’s dividend and stock repurchase activities. These restrictions remain in place until the Treasury no longer holds any equity or debt securities of the institution.
The CPP provides for a minimum investment of 1% of risk-weighted assets, with a maximum investment equal to the smaller of 3% of total risk-weighted assets or $25 billion The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The preferred stock can be called after three years, or beforehand if it is replaced with common or other perpetual preferred stock. Participation in the program is subject to approval by the Treasury department. Applications must be submitted by November 14, 2008.
The Bank currently exceeds minimum regulatory capital standards by substantial margins. However, the Company is currently assessing the benefit of participation in the CPP and has not yet made a final decision as to whether it will apply.
FDIC Temporary Liquidity Guarantee Program
On October 14, 2008, the systemic risk exception to the FDIC Improvement Act of 1991 was invoked enabling the FDIC to temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program (TLGP).

The TLGP is a voluntary and time-limited program that will be funded through special fees charged to participating financial institutions. For the first 30 days of the program, the guarantees provided by the program have been offered at no cost to the Company. Unless the Company opts out of either or both of the TLGP programs before December 5, 2008, the Company will thereafter be assessed fees for its participation in either or both of the programs.
The TLGP program consists of two components: a temporary guarantee of newly issued senior unsecured debt (the Debt Guarantee Program or “DGP”) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program or “TAGP”). The Company is eligible to participate in either or both components of the TLGP.
The DGP is designed primarily to provide liquidity to the bank-to-bank lending market and to help banks roll over unsecured debt. The program specifies that the FDIC will temporarily guarantee (through June 30, 2012) all new senior unsecured debt up to prescribed limits issued by participating financial institutions from October 14, 2008 through June 30, 2009. Coverage under the DGP is available for 30 days without charge and thereafter at a cost of 75 basis points per year multiplied by the amount of debt covered by the program. The Company has not previously issued senior unsecured debt, and has not made a decision relative to its continued participation in the DGP.
Under the TAGP, the FDIC will provide an unlimited guarantee for noninterest-bearing transaction accounts in excess of the existing deposit insurance limit of $250,000 per account. This coverage is effective on October 14, 2008, and will continue through December 31, 2009. Coverage under the TAGP is available for 30 days without charge and thereafter at a cost of 10 basis points per year for the affected noninterest bearing transaction deposits.
The Company is currently assessing the benefit of participation in the TLGP after the December 5, 2008 opt-out date. Although management has not made a final decision relative to the Bank’s participation in the TAGP, management does not believe any assessments under the TAGP would be material to the Bank’s future operating results.
It is not clear at present whether these programs, along with other recently announced liquidity and funding initiatives of the Federal Reserve and other agencies, will result in significant improvement in national financial and economic conditions, including those affecting the banking industry. If the significant levels of volatility and disruption in the credit markets were to continue, and if U.S. economy were to remain in a recessionary condition for an extended period, this would likely have an adverse effect on all financial institutions, including the Company.

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
Comparison of Financial Condition at September 30, 2008 and December 31, 2007
Overview
Total assets increased by $77.5 million, or 8.6%, to $980.7 million at September 30, 2008 from $903.3 million at December 31, 2007. The increase in assets was primarily attributable to increases in net loans (up $65.1 million or 10.7%) and securities (up $26.0 million or 15.4%), offset in part by a decrease in cash and cash equivalents (down $13.5 million or 21.0%). The increase in total assets was funded principally by growth in deposits, which increased by $43.4 million or 7.0%, and in borrowed funds, which increased by $31.8 million or 19.3%.
Investment Activities
Cash and cash equivalent balances, comprised of $13.5 million in cash and correspondent bank balances, $12.8 million in short-term investments, and $24.8 million in cash supplied to ATMs owned by ATM customers decreased by $13.5 million to $51.1 million at September 30, 2008, compared to $64.6 million at December 31, 2007. This decrease was primarily a result of a $17.2 million decrease in cash supplied to ATM customers over the nine-month period, and is primarily attributable to the loss of three large customers.
At September 30, 2008, the Company’s securities portfolio amounted to $194.4 million, or 19.8% of total assets. When compared to year-end 2007, securities increased by $26.0 million, or 15.4%. The increase primarily consisted of increases in government-sponsored enterprise (“GSE”) insured mortgage-backed securities, which grew by $19.9 million or 28.7% in the first nine months of 2008. All of the Company’s holdings of mortgage-backed securities are issued by a GSE (FHLMC and FNMA), or by GNMA, which bears full and explicit credit backing by the federal government. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities at the dates indicated:

	September 30,		December 31,
	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(Dollars in thousands)
Securities available for sale:
Government-sponsored enterprise obligations	$92,141	$92,072	$85,972	$86,178
Municipal obligations	—	—	1,206	1,202

	92,141	92,072	87,178	87,380
Mortgage-backed securities	91,671	89,304	70,839	69,381

Total debt securities	183,812	181,376	158,017	156,761

Total available for sale securities	$183,812	$181,376	$158,017	$156,761

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$10,505	$10,505	$9,110	$9,110
Access Capital Strategies Community Investment Fund	1,965	1,965	1,965	1,965
SBLI & DIF stock	516	516	516	516

Total restricted equity securities	$12,986	$12,986	$11,591	$11,591

The following supplemental table provides information regarding the issuers of the Company’s available for sale securities as of September 30, 2008:

	September 30,
	2008
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Securities available for sale:
Federal Home Loan Banks	$45,890	$45,848
Federal Farm Credit Banks	10,915	10,922
Federal National Mortgage Association	15,559	15,541
Federal Home Loan Mortgage Corporation	19,777	19,761

Government-sponsored enterprise obligations	92,141	92,072

Government National Mortgage Association	$38	$38
Federal National Mortgage Association	47,018	46,320
Federal Home Loan Mortgage Corporation	44,615	42,946

Mortgage-backed securities	91,671	89,304

Total debt securities	183,812	181,376

Total available for sale securities	$183,812	$181,376

Lending Activities
The Company’s net loan portfolio aggregated $672.1 million on September 30, 2008, or 68.5% of total assets on that date. As of December 31, 2007, the net loan portfolio totaled $606.9 million, or 67.2% of total assets. The main components of the growth of $65.1 million in the first nine months of 2008 were a $41.3 million (21.9%) increase in residential mortgage loans, a $19.5 million (12.2%) increase in commercial business loans and a $10.9 million (6.4%) increase in commercial real estate loans. Offsetting these increases was a reduction of $6.8 million (12.3%) in construction loans. The growth in residential mortgage loans reflects the Company’s strategic decision in late 2007 to retain most new residential originations (fixed-rate and adjustable-rate) in its portfolio, due to the widening of market interest rate spreads available on most residential mortgage products. Previously, for much of 2006 and 2007, the Company had sold most fixed-rate residential loan production in the secondary market. While demand for commercial loans have been strong for much of this year, management believes that commercial loan demand may lessen in future quarters as a result of the current economic downturn occurring in New England and nationally. The following table sets forth the composition of the loan portfolio at the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$229,253	33.82%	$187,991	30.73%
Commercial	179,298	26.45%	168,463	27.54%
Construction	48,919	7.22%	55,763	9.11%
Home equity	38,982	5.75%	37,768	6.17%

	496,452	73.24%	449,985	73.55%

Other loans:
Commercial	178,704	26.37%	159,233	26.03%
Consumer	2,674	0.39%	2,592	0.42%

	181,378	26.76%	161,825	26.45%

Total loans	677,830	100.00%	611,810	100.00%

Other items:
Net deferred loan costs	1,078		925
Allowance for loan losses	(6,853)		(5,789)

Total loans, net	$672,055		$606,946

Non-performing Assets
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$1,208	$712
Commercial mortgage	4,972	658
Construction	1,945	—
Commercial	567	—
Consumer and other	116	228

Total non-accrual loans	$8,808	$1,598

Loans greater than 90 days delinquent and still accruing:	$—	$—

	$—	$—

Total non-performing loans and assets	$8,808	$1,598

Total restructured loans	$1,182	$—

Ratios:
Non-performing loans to total loans	1.30%	0.26%
Non-performing assets to total assets	0.90%	0.18%
Loans are placed on non-accrual status either when reasonable doubt exists as to the full and timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by the management Credit Committee clearly indicates that the loan is well-secured and in the process of collection.
The $7.2 million increase in non-performing loans since year-end 2007 is primarily due to the addition of one $6.4 million loan relationship to non-performing status during the second quarter of 2008. Within this loan relationship, two loans totaling $5.9 million (one for $4.0 million in the commercial mortgage category and one for $1.9 million reported within the construction loan category; construction on the building is complete with the exception of tenant fit-up in some areas) are secured by a mixed-use building located in Boston, MA. The remainder of this relationship consists of two commercial business loans aggregating $492,000, both of which were underwritten under the Massachusetts Capital Access Program (“MCAP”). These loans are secured primarily by equipment and the Bank’s specific reserves accumulated as a result of its participation in the MCAP program. Based on a review of all relevant factors, including the collateral securing these loans, specific loan loss reserves of $277,000 have been allocated for this loan relationship.
Restructured loans represent performing loans for which concessions (such as extension of repayment terms or reductions of interest rates to below market rates) are granted due to a borrower’s financial condition. The balance of $1.2 million in restructured loans at September 30, 2008 represents one residential real estate mortgage loan that was modified to lengthen the borrower’s repayment period. This loan was performing in accordance with its modified terms at September 30, 2008.
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
The following tables set forth Benjamin Franklin Bank’s allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At September 30,			At December 31,
	2008			2007
			Percent			Percent
			of Loans			of Loans
		Loan	in Each		Loan	in Each
	Allowance	Balances	Category to	Allowance	Balances	Category to
	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans
			(Dollars in thousands)
Mortgage loans on real estate:
Residential	$1,027	$229,253	33.82%	$499	$187,991	30.73%
Commercial	2,342	179,298	26.45%	1,959	168,463	27.54%
Construction	791	48,919	7.22%	850	55,763	9.11%
Home equity	146	38,982	5.75%	142	37,768	6.17%

	4,306	496,452	73.24%	3,450	449,985	73.55%

Other loans:
Commercial	2,178	178,704	26.37%	1,874	159,233	26.03%
Consumer	69	2,674	0.39%	80	2,592	0.42%
Unallocated (1)	300	0	0.00%	385	0	0.00%

	2,547	181,378	26.76%	2,339	161,825	26.45%

Total	$6,853	$677,830	100.00%	$5,789	$611,810	100.00%

(1)	The unallocated portion of the allowance for loan losses is intended to capture the exposure, if any, that may exist as a result of a number of qualitative factors that are difficult to quantify with precision.

The Massachusetts economy has slowed, as labor market conditions and residential real estate values have deteriorated. Unemployment in Massachusetts over the past twelve months has increased from 4.4% to 5.3% (Federal Reserve New England Economic Indicators, October 2008). In addition, the median home price in September declined 15.6% from a year earlier, and now represents a six-year low. Sales of single-family homes in Massachusetts also decreased in the third quarter to the lowest sales pace for the three-month period since 1991 (The Warren Group). Management monitors these trends closely, as well as many portfolio characteristics, including the level of delinquencies, charge-offs, and other measures of risk within the loan portfolio. Several of the key elements of that analysis are:
•	Loan delinquency: At September 30, 2008, portfolio delinquency (percentage of total loans greater than 30 days past due) stood at 1.66%, compared to 1.55% at June 30, 2008 and an average of 1.07% for all of 2007. The increase compared to December 31, 2007 was primarily caused by the addition of one $6.4 million commercial relationship, discussed earlier in “Non-performing Assets”. For all other loans, delinquency at September 30, 2008 was 0.71% of total loans.

•	Level of charge-offs: Net charge-offs have been nominal in both 2008 and 2007. For the three and nine months ended September 30, 2008, net charge-offs were $25,000 and $64,000, respectively. For the comparable 2007 periods, net charge-offs were $154,000 and $193,000, respectively. For the 2008 and 2007 year-to-date periods, net charge-offs represented a negligible 0.1% and 0.3% of average loans outstanding, respectively.

•	Real estate collateral values: Management monitors loan-to-value ratios for its residential mortgage loan portfolio, as well as for its construction portfolio, which is a mix of commercial and residential construction credits. At September 30, 2008, the weighted average loan-to-value ratio of the Bank’s construction loan portfolio was approximately 67%, and the weighted average loan-to value ratio of the Bank’s residential mortgage loan portfolio was approximately 55%. Loan-to-value ratios are computed using the appraised value of collateral on the date of loan origination.

•	Underwriting criteria: The Bank has not originated and does not hold any sub-prime mortgages in its loan portfolio.
At September 30, 2008, the allowance for loan losses was 1.01% of total loans, compared to 0.94% at both December 31, 2007 and September 30, 2007. To some extent, the increase in this ratio (the “coverage” ratio) reflects an increase in the general loss reserve for residential mortgage loans. Higher risks are now evident in the general marketplace relating to the declining value of collateral securing these loans and recent increases in unemployment rates. The coverage ratio also increased (in part) pursuant to additional reserves for impaired commercial and commercial real estate loans.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and home equity loans for impairment disclosures. At September 30, 2008 and December 31, 2007, the Company’s impaired loans totaled $9.8 million and $880,000 respectively. The increase in impaired loans as of September 30, 2008 is primarily the result of the additions of one $6.4 million commercial loan relationship (see “Non-performing Assets” on pages 14-15 for further discussion of this loan), and one $1.2 million restructured residential mortgage loan that is performing in accordance with its modified terms. The specific valuation allowances for impaired loans carried within the allowance for loan losses at September 30, 2008 and December 31, 2007 were $597,000 and $37,000, respectively.
While the Company believes that it has established adequate specific and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Company’s regulators periodically review the allowance for loan losses.
The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Balance at beginning of period	$6,431	$5,710	$5,789	$5,337

Charge-offs:
Residential mortgage loans	—	(143)	—	(143)
Commercial loans	—	—	—	(7)
Consumer loans	(31)	(24)	(98)	(85)

Total charge-offs	(31)	(167)	(98)	(235)

Recoveries:
Commercial loans	1	6	13	11
Consumer loans	5	7	21	31

Total recoveries	6	13	34	42

Net charge-offs	(25)	(154)	(64)	(193)

Provision for loan losses	447	57	1,128	469

Balance at end of period	$6,853	$5,613	$6,853	$5,613

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.03%	0.01%	0.03%
Allowance for loan losses to non-performing loans at end of period	77.80%	172.87%	77.80%	172.87%
Allowance for loan losses to total loans at end of period	1.01%	0.94%	1.01%	0.94%
The reserve for unfunded lending commitments, included in other liabilities, was reduced by a credit of $17,000 to the provision for unfunded lending commitments during the nine months ended September 30, 2008 and was reduced by a credit of $259,000 to the provision for unfunded lending commitments during the nine months ended September 30, 2007. These provisions are included in other general and administrative expenses. The total reserve was $167,000 at September 30, 2008 and $183,000 at December 31, 2007.
Deposits
The following table sets forth the Company’s deposit accounts at the dates indicated:

	September 30,	% of	December 31,	% of
	2008	Total	2007	Total
		(Dollars in thousands)
Deposit type:
Demand deposits	$112,786	17.1%	$113,023	18.3%
NOW accounts	70,618	10.7%	52,000	8.4%
Regular and other savings	81,338	12.3%	79,167	12.8%
Money market deposits	141,566	21.4%	110,544	17.9%

Total non-certificate accounts	406,308	61.5%	354,734	57.4%

Term certificates less than $100,000	154,880	23.4%	159,272	25.8%
Term certificates of $100,000 or more	99,557	15.1%	103,362	16.8%

Total certificate accounts	254,437	38.5%	262,634	42.6%

Total deposits	$660,745	100.0%	$617,368	100.0%

The Company’s “core” accounts (demand, NOW, savings, and money market) increased by $51.6 million or 14.5% during the nine-month period ended September 30, 2008, while term certificates decreased $8.2 million or 3.1% over that time frame. The “core” account increase was attributable, in part, to the growth of two branch locations opened over the past two years. Deposit growth over the nine months ended September 30, 2008 included $11.3 million in “core” accounts at the new Wellesley, MA branch (opened August 2006) and the new Watertown, MA branch (opened August 2007). Combined, these two branches had $34.1 million in total deposits at September 30, 2008, including $25.3 million in “core” accounts. “Core” accounts held by commercial customers and municipalities also increased by over $36 million, or 26.8%, during the first nine months of 2008.
Borrowed Funds
The Company’s borrowed funds increased by $31.8 million, or 19.3%, to a total of $197.1 million at September 30, 2008, compared to December 31, 2007. These additional borrowed funds (which were primarily a blend of two-to-seven year Federal Home Loan Bank of Boston term advances) were used principally to fund growth in fixed rate residential mortgage loans during the nine-month period.
Stockholder’s Equity
Total stockholders’ equity was $106.5 million as of September 30, 2008, a decrease of $0.9 million when compared to December 31, 2007. While net earnings contributed $3.5 million of capital, the overall decrease was primarily attributable to the repurchase (in the first five months of 2008) of 190,000 common shares ($2.6 million), dividends paid ($1.8 million), and a $945,000 decrease in the fair value of securities available for sale (net of tax).
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2008 and 2007
The Company earned net income of $1.2 million for the quarter ended September 30, 2008, an increase of $151,000, or 14.1%, compared to net income of $1.1 million earned in the third quarter of 2007. The increased earnings largely reflected higher net interest income and lower operating expenses, partially offset by an increase in the provision for loan losses and a drop in other income.

The Company’s net income for the nine months ended September 30, 2008 was $3.5 million, an increase of $1.0 million, or 40.7%, over the $2.5 million earned in the first nine months of 2007. Similar to the quarterly results, the increased earnings primarily reflected lower operating expenses and growth in net interest income, partially offset by an increase in the provision for loan losses and a reduction in other income.
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

	Three Months Ended September 30,
	2008			2007
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$674,239	$10,299	6.02%	$599,107	$9,856	6.48%
Securities	191,558	2,005	4.19%	165,391	2,084	5.04%
Short-term investments	14,450	59	1.60%	17,089	141	3.24%

Total interest-earning assets	880,247	12,363	5.55%	781,587	12,081	6.11%

Non-interest-earning assets	95,533			126,353

Total assets	$975,780			$907,940

Interest-bearing liabilities:
Savings accounts	$82,404	83	0.40%	$80,416	100	0.50%
Money market accounts	139,461	618	1.76%	111,259	798	2.85%
NOW accounts	64,292	287	1.78%	46,876	314	2.66%
Certificates of deposit	261,632	2,205	3.35%	275,601	3,155	4.54%

Total deposits	547,789	3,193	2.32%	514,152	4,367	3.37%
Borrowings	195,149	2,245	4.50%	156,256	1,948	4.88%

Total interest-bearing liabilities	742,938	5,438	2.89%	670,408	6,315	3.72%

Non-interest bearing liabilities	126,323			129,842

Total liabilities	869,261			800,250
Equity	106,519			107,690

Total liabilities and equity	$975,780			$907,940

Net interest income		$6,925			$5,766

Net interest rate spread (2)			2.66%			2.39%
Net interest-earning assets (3)	$137,309			$111,179

Net interest margin (4)			3.13%			2.93%
Average interest-earning assets to interest-bearing liabilities			118.48%			116.58%

(1)	Yields and rates for the three months ended September 30, 2008 and 2007 are annualized.

(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2008			2007
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$652,489	$30,152	6.10%	$609,710	$29,273	6.36%
Securities	185,335	6,213	4.47%	161,963	6,055	4.99%
Short-term investments	23,470	397	2.22%	17,428	644	4.88%

Total interest-earning assets	861,294	36,762	5.65%	789,101	35,972	6.04%
Non-interest-earning assets	97,793			114,858

Total assets	$959,087			$903,959

Interest-bearing liabilities:
Savings accounts	$80,863	242	0.40%	$82,338	306	0.50%
Money market accounts	129,557	1,797	1.85%	106,243	2,167	2.73%
NOW accounts	60,061	847	1.88%	37,935	621	2.19%
Certificates of deposit	264,523	7,576	3.83%	285,655	9,738	4.56%

Total deposits	535,004	10,462	2.61%	512,171	12,832	3.35%
Borrowings	190,102	6,574	4.54%	151,535	5,496	4.78%

Total interest-bearing liabilities	725,106	17,036	3.12%	663,706	18,328	3.68%
Non-interest bearing liabilities	126,752			131,359

Total liabilities	851,858			795,065
Equity	107,229			108,894

Total liabilities and equity	$959,087			$903,959

Net interest income		$19,726			$17,644

Net interest rate spread (2)			2.53%			2.36%
Net interest-earning assets (3)	$136,188			$125,395

Net interest margin (4)			3.06%			2.99%
Average interest-earning assets to interest-bearing liabilities			118.78%			118.89%

(1)	Yields and rates for the nine months ended September 30, 2008 and 2007 are annualized.

(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net income divided by average total interest-earning assets.
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

	Three Months Ended September 30,
	2008 vs. 2007
	Increase (Decrease)
	Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,180	$(737)	$443
Securities	303	(382)	(79)
Short-term investments	(19)	(63)	(82)

Total interest-earning assets	1,464	(1,182)	282

Interest-bearing liabilities:
Savings accounts	2	(19)	(17)
Money market accounts	171	(351)	(180)
NOW accounts	96	(123)	(27)
Certificates of deposit	(153)	(797)	(950)

Total deposits	116	(1,290)	(1,174)
Borrowings	456	(159)	297

Total interest-bearing liabilities	572	(1,449)	(877)

Change in net interest income	$892	$267	$1,159

	Nine Months Ended September 30,
	2008 vs. 2007
	Increase (Decrease)
	Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,004	$(1,125)	$879
Securities	821	(663)	158
Short-term investments	176	(423)	(247)

Total interest-earning assets	3,001	(2,211)	790

Interest-bearing liabilities:
Savings accounts	(5)	(59)	(64)
Money market accounts	414	(784)	(370)
NOW accounts	322	(96)	226
Certificates of deposit	(684)	(1,478)	(2,162)

Total deposits	47	(2,417)	(2,370)
Borrowings	1,344	(266)	1,078

Total interest-bearing liabilities	1,391	(2,683)	(1,292)

Change in net interest income	$1,610	$472	$2,082

Net interest income for the quarter ended September 30, 2008 was $6.9 million, an increase of $1.2 million or 20.1% as compared to net interest income of $5.8 million for the three months ended September 30, 2007. The $1.2 million increase reflected a $98.7 million increase in average interest-earning assets between the two quarterly periods as well as a 20 basis point improvement in the net interest margin.
The Company’s net interest margin was 3.13% for the three months ended September 30, 2008, comparing favorably to the 2.93% in the year-earlier quarterly period. As market interest rates, particularly short-term rates, declined substantially in the past twelve months, the Company was able to offset the ensuing reduction in earning-asset yields with even greater decreases in its deposit costs. The net interest margin improvement also reflected generally favorable changes in asset and liability mix toward more profitable lines of business; the Company continued to produce commercial and residential mortgage loan growth at a faster pace than several other types of earning assets and was successful in shifting its deposit base to a higher proportion of “core” accounts.
Interest income for the quarter ended September 30, 2008 was $12.4 million, representing a $282,000 or 2.3% increase compared to the three months ended September 30, 2007. This increase resulted from a $98.7 million or 12.6% increase in average interest-earning assets between the two periods, partially offset by a 56 basis points (or 9.2%) decrease in the yield earned on those assets. The largest growth in average interest-earning assets between the two quarterly periods was in loans, at $75.1 million, while securities increased on average by $26.2 million. Average loan growth was concentrated in higher-yielding commercial loans and commercial mortgages, which increased by $41.3 million, or 11.4%, and in residential mortgages, which grew by $33.3 million, or 17.1%. The growth in securities was entirely represented by government-sponsored mortgage-backed securities (“MBS”). The yield decrease between the two periods largely reflected a significant drop in market interest rates since mid-2007, and was more pronounced for asset classes of shorter duration. The decrease in yield earned on loans totaled 46 basis points when comparing the two quarters, while yields on securities and short-term investments declined by 87 basis points on a combined basis.
Interest expense for the three months ended September 30, 2008 was $5.4 million, a decrease of $877,000 or 13.9% from the $6.3 million incurred in the third quarter of 2007. This decrease arose primarily from a 83 basis point (or 22.3%) drop in the cost of average interest-bearing liabilities, which more than offset a $72.5 million increase in the average balance of those liabilities ($38.9 million in borrowings and $33.6 million in deposits). However, within the deposit portfolio, the average balances of interest-bearing ‘core’ accounts (money market, NOW and savings accounts) increased by $47.6 million, while time (certificate) account balances decreased by $14.0 million. This favorable change in deposit mix, coupled with reductions in deposit pricing, helped to reduce the weighted average rate on interest-bearing deposits by 105 basis points quarter over quarter. The growth in borrowings, while bearing higher interest rates than deposits, have provided longer-term sources of funds that management considers useful in mitigating the interest-rate risk associated with the Company’s growth in fixed-rate residential mortgage loans and mortgage-backed securities.
Net interest income earned during the first nine months of 2008 was $19.7 million; an increase of $2.1 million, or 11.8%, over the total earned in the same nine-month period of 2007. This increase reflected a $72.2 million increase in average interest-earning assets between the two periods as well as a seven basis point improvement in the net interest margin. The Company’s net interest margin was 3.06% for the nine months ended September 30, 2008, compared to 2.99% in the year-earlier period. In general, the net interest margin improvement reflected balance sheet growth, generally favorable changes in asset and liability mix, and deposit pricing reductions in response to declines in market interest rates.
Interest income for the nine months ended September 30, 2008 was $36.8 million, an increase of $790,000 or 2.2% compared to $36.0 million earned during the same nine-month period of 2007. The $790,000 increase arose from $72.2 million (or 9.1%) of growth in average interest-earning assets, which more than offset a 39 basis point decline (or 6.5%) in the yield earned on those assets. Average asset growth included $42.8 million in loans, $23.4 million in securities, and $6.0 million in short-term investments. The decline in earning-asset yield included decreases of 26 basis points on loans and 75 basis points for securities and short-term investments on a combined basis. Growth in higher-yielding commercial loans and commercial mortgages ($42.9 million) helped limit the overall decrease in loan yield, despite the year-over-year decline in market interest rates. The Company also increased its security portfolio allocation in MBS, which grew on average by $32.1 million when comparing the two periods. The MBS portfolio has performed well in the downward market rate movement, as the portfolio yield declined by just one basis point when comparing the two nine-month periods.

Interest expense for the nine months ended September 30, 2008 was $17.0 million, a decrease of $1.3 million or 7.0% from a total of $18.3 million in the comparable period of 2007. The $1.3 million decrease resulted from a 56 basis point difference in the cost of average interest-bearing liabilities, including 74 and 24 basis point declines in interest-bearing deposits and borrowings, respectively. The decline in interest cost more than offset additions to expense resulting from a $61.4 million increase in the average balance of these liabilities (including $38.6 million in borrowed funds and $22.8 million in deposits). Changes in deposit mix also contributed to the favorable decline in interest expense between the two nine-month periods; within the deposit portfolio, the average balance of savings, NOW, and money market accounts increased by $44.0 million (or 19.4%) while higher-cost time accounts dropped by $21.1 million, or 7.4%.
Provision for Loan Losses
The Company’s provision for loan losses was $447,000 for the three months ended September 30, 2008, an increase of $390,000 over the $57,000 incurred in the year-earlier quarter. For the first nine months of 2008 and 2007, the provision for loan losses amounted to $1.1 million and $469,000, respectively.
Increased provisions in the 2008 periods largely reflected loan portfolio growth and an increase in specific reserves provided for non-performing residential and commercial business loans. In the first nine months of 2008, total gross loans increased by $66.2 million, as compared to $16.1 million of growth in the first nine months of 2007. At September 30, 2008, the allowance for loan losses totaled $6.9 million, or 1.01% of the loan portfolio, as compared to $5.6 million, or 0.94% of total loans, at September 30, 2007. In part, the higher loan loss coverage ratio reflects an increase in the percentage of reserves for non-impaired residential mortgage loans, as a result of declining economic conditions, and an increase in specific reserves for impaired loans under watch by management.
Non-interest Income
Non-interest income of $1.3 million for the three months ended September 30, 2008 was $793,000, or 38.1% less than the $2.1 million earned in the comparable 2007 quarter. Non-interest income of $4.3 million for the nine-month period ended September 30, 2008 was $1.6 million (or 27.0%) less than the $5.8 million earned in the identical 2007 time frame.
The most significant decline in both the three and nine-month periods was in ATM servicing fees. ATM servicing fees decreased by $391,000, or 59.0% in comparing the third quarter of 2008 to 2007, and by $1.0 million, or 52.7%, in comparing the two nine-month periods for those years. The Company earns ATM servicing fees based on average cash balances supplied to ATMs owned by independent service organizations (“ISO’s”), at a variable rate indexed off the prime rate of interest. Since August 2007, the prime rate has dropped 325 basis points, or 39.4%. In addition, average cash balances supplied (comparing the two nine-month periods) decreased by 34.6% (due largely to the loss of four of the thirteen ISO customers since the sale of the customer list in May 2007). While ATM cash balances supplied have declined, the Company has used the returning funds to generate interest-earning assets, including loans and securities, and thereby augment net interest income.
Excluding the ATM servicing fees, non-interest income for the third quarter of 2008 was $402,000 (or 28.4%) less than the year-earlier quarter. The drop includes $138,000 in income earned on a trading asset in 2007 that was sold before the end of the year. Gains on loan sales decreased $187,000 in comparing the two quarters; in late 2007, management decided to hold most new fixed-rate residential mortgage loan production on its balance sheet rather than sell the loans into the secondary market. In addition, the volume of reverse mortgages originated for sale has declined in 2008, due to economic conditions. Other loan-related fees also decreased by $199,000 comparing the two quarters, primarily due to a reduction in commercial loan prepayment penalties. Deposit service fees, however, increased in this three-month time frame by $82,000 (or 21.3%), largely from higher fees earned for checking products and cash management services provided to business customers.

Excluding the ATM servicing fees, non-interest income for the first nine months of 2008 was $532,000 (or 13.8%) less than the comparable 2007 period. This decline can partially be attributed to a $187,000 non-recurring gain on the sale of land in the first quarter of 2007, as well as $138,000 in income earned on trading assets in 2007. Regarding other items, gains on loan sales declined by $298,000, or 58.0%. Excluding reverse mortgages, the volume of fixed-rate residential mortgage loans sold into the secondary market dropped to $1.5 million in the first nine months of 2008, compared to $34.1 million in the comparable period of 2007. Other loan-related fees also decreased by $249,000 comparing the two year-to-date periods, primarily due to a reduction in commercial loan prepayment penalties. Deposit service fees increased by $212,000, or 19.4%, due primarily to increases in fees earned on checking and cash management products, while miscellaneous income gained $142,000 or 24.9% pursuant largely to an increase in non-deposit investment sales commissions.
Non-interest Expense
Non-interest expenses totaled $6.0 million for the three-month period ended September 30, 2008, a decrease of $249,000, or 4.0%, from the $6.2 million incurred in the same quarter in 2007. Non-interest expenses were $17.7 million in the first nine months of 2008, $1.8 million or 9.1% less than the total for the nine months ended September 30, 2007.
The largest contributor to the $249,000 decline in non-interest expenses between the third quarters of 2008 and 2007 was a $304,000 (or 8.4%) decrease in salaries and employee benefits. The Company instituted a number of benefit cost containment measures in January 2008, resulting in savings for employee retirement and medical insurance costs. In addition, loan origination cost deferrals (credits) under SFAS 91 accounting rules increased by $84,000, while stock incentive plan expense dropped $75,000. Excluding salaries and benefits, all other non-interest expenses for the third quarter of 2008 were $55,000, or 2.1%, greater than the third quarter of 2007. Other general and administrative expenses increased by $65,000, as $82,000 in increased deposit insurance premiums and increases in loan expenses more than offset a $64,000 decrease in insurance costs related to the ATM cash supplied business line. The FDIC covers insured deposits in the event of a bank failure, and maintains its deposit insurance fund by assessing member banks a deposit insurance premium. Recent bank failures have caused the fund to fall below the minimum balance required by law, forcing the FDIC to consider action to rebuild the fund by raising the premiums it assesses on member banks. Depending on the frequency and severity of bank failures, the increase in premiums could be significant and negatively affect our future earnings. Marketing expenses increased by $46,000 or 23.4% in comparing the two quarters, as the Company stepped up its newspaper advertising presence in the third quarter of 2008 in light of deteriorating economic conditions. However, there were reductions of $42,000 in data processing and $46,000 in amortization of intangible assets between the two quarterly periods. The Company reduced its data processing expenses by re-negotiating a contract with its core systems vendor.
Salaries and employee benefits expense represented $1.1 million of the total $1.8 million decrease in non-interest expense when comparing the nine-month periods ended September 30, 2008 and 2007. Overall, salaries and benefits decreased by 10.0% during these periods. In June of 2007, the Company reduced its staff by 8%, contributing significantly to a reduction of 5.9% in base salaries when comparing the two nine-month periods. The Company also instituted a number of benefit cost containment measures in January 2008, leading to nearly $300,000 of savings in employee retirement and medical insurance costs. Stock incentive plan expense also dropped by $307,000 comparing the two nine-month periods; the Company has recognized stock option expense using an accelerated method, which has resulted in lower expenses as the three to five year vesting periods beginning in 2006 are lapsing.
Excluding salaries and benefits, all other non-interest expenses for the nine months ended September 30, 2008 were $660,000, or 7.9%, less than the first nine months of 2007. An $110,000, or 16.9% decrease in professional fees was attributable primarily to declines in audit costs, consulting services and legal fees. Marketing and advertising expenses declined by 20.9% or $102,000; in 2007, the Company brought to market several new deposit and loan products. Amortization of a core deposit intangible asset originating from the 2005 acquisition of Chart Bank fell $136,000 from the comparable nine-month period in 2007, and will continue to decline at a lesser pace in future periods. Finally, other general and administrative expense dropped by $307,000 or 13.7% between the two nine-month periods. Within this category, various costs associated with operating the ATM cash management business decreased by $274,000. In addition, the Company absorbed a $176,000 non-recurring charge in the first quarter of 2007 representing the write-off of capitalized debt issuance costs in advance of its

November 2007 prepayment of $9.0 million of subordinated debt. These savings were offset somewhat by an increase of $242,000 in the provision for losses on unfunded loan commitments.
Income Taxes
Income tax expense of $541,000 recorded for the third quarter of 2008 resulted in an effective tax rate of 30.7%, compared to $467,000 and a 30.4% effective tax rate in the third quarter of 2007. Income tax expense of $1.7 million for the nine months ended September 30, 2008 resulted in an effective tax rate of 32.3%, while income tax expense over the same nine-month period in 2007 was $1.1 million, resulting in an effective tax rate of 30.0%.
The lower effective tax rate in the 2007 and 2008 periods was partially the result of favorable tax treatment of the gain on sale of certain assets, including bank-owned land. The lower effective tax rate in the third quarter of 2008 was offset by the negative effect on the Company’s deferred tax asset of a prospective change in state income tax rates. On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and to 9% for tax years beginning on or after January 1, 2012 and thereafter.
Liquidity and Capital Resources
The Company’s primary sources of funds are from deposits, borrowings, funds provided by operations, and the amortization, prepayments and maturities of loans, mortgage-backed securities and other investments. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company maintains excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At September 30, 2008, cash and due from banks, short-term investments and debt securities maturing within one year totaled $75.0 million (excluding cash supplied to ATM customers) or 7.7% of total assets. In addition, with 90 days advance notice, the Company can request the return of all cash supplied to ATM customers, which totaled $24.8 million on September 30, 2008.
The Company borrows from the Federal Home Loan Bank of Boston (“FHLBB”) as a source of funds. As of September 30, 2008, based on qualifying collateral calculations as promulgated by the FHLBB, the Company had access to approximately $118.3 million of additional borrowing capacity. The Company also has access to smaller borrowing lines with the Federal Reserve Bank and a large national correspondent bank, aggregating to $13.8 million in total capacity as of September 30, 2008.
The Company uses its liquidity primarily to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its current commitments.
The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:

Contractual Obligations:

	September 30, 2008
			More than	More than
			One Year	Three Years
		One Year	through Three	through Five	Over Five
	Total	or Less	Years	Years	Years
	(Dollars in thousands)
Federal Home Loan Bank advances(1)	$197,109	$43,000	$116,700	$21,500	$15,909
Operating leases (2)	13,553	1,218	2,359	2,208	7,768
Non-qualified pension (3)	12,212	2,945	2,139	1,683	5,445
Other contractual obligations(4)	8,114	2,855	4,658	601	—

Total contractual obligations	$230,988	$50,018	$125,856	$25,992	$29,122

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 family residential mortgage loans. One advance in the amount of $10 million maturing in June, 2010 will become immediately payable if 3-month LIBOR rises above 6.0% (measured on a quarterly basis).

(2)	Represents non-cancelable operating leases for branch offices.

(3)	Pension obligations include expected payments under the Company’s Director Fee Continuation Plan and expected contributions to the Company’s supplemental executive retirement plans.

(4)	Represents contracts for technology services and employment agreements.
Loan Commitments:

	September 30, 2008
			More than	More than
			One Year	Three Years
		One Year	through Three	through Five	Over Five
	Total	or Less	Years	Years	Years
	(Dollars in thousands)
Commitments to grant loans (1)	$13,965	$13,965	$—	$—	$—
Unused portion of commercial loan lines of credit	40,572	31,496	9,076	—	—
Unused portion of home equity lines of credit (2)	46,680	—	—	—	46,680
Unused portion of construction loans (3)	17,487	17,334	153	—	—
Unused portion of personal lines of credit (4)	2,411	—	—	—	2,411
Commercial letters of credit	1,022	1,022	—	—	—

Total loan commitments	$122,137	$63,817	$9,229	$—	$49,091

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

Minimum Regulatory Capital Requirements:
As of September 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2008 and December 31, 2007 are also presented in this table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2008:

Total capital to risk weighted assets:
Consolidated	$80,007	11.7%	$54,529	8.0%	N/A	N/A
Bank	71,899	10.6	54,532	8.0	$68,165	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	72,987	10.7	27,265	4.0	N/A	N/A
Bank	64,879	9.5	27,266	4.0	40,899	6.0

Tier 1 capital to average assets:
Consolidated	72,987	7.8	37,598	4.0	N/A	N/A
Bank	64,879	6.9	37,596	4.0	46,995	5.0

December 31, 2007:

Total capital to risk weighted assets:
Consolidated	$78,526	12.3%	$50,982	8.0%	N/A	N/A
Bank	71,154	11.2	50,944	8.0	$63,680	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	72,554	11.4	25,491	4.0	N/A	N/A
Bank	65,182	10.2	25,472	4.0	38,208	6.0

Tier 1 capital to average assets:
Consolidated	72,554	8.3	34,898	4.0	N/A	N/A
Bank	65,182	7.5	35,006	4.0	43,757	5.0

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
The following table sets forth, as of September 30, 2008, the estimated changes in net interest income over the next twelve months comparing an unchanged (flat) rate scenario to projected results using various parallel shifts in market interest rates. These computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as being indicative of actual future results.

Percentage Change in Estimated
Net Interest Income over 12
months
200 basis point increase in rates	(8.08)%
100 basis point increase in rates	(3.47)%
Flat interest rates	—
100 basis point decrease in rates	1.29%
200 basis point decrease in rates	(0.07)%
The Company’s income simulation analysis contains important assumptions regarding the rate sensitivity of interest-bearing non-maturity deposit accounts. These assumptions are based on the Company’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. Rate sensitivities for several product groups are tied to changes in market interest rates and these sensitivities are also assumed to vary between upward and downward rate movements. For example, the Company assumes that rates on certain money market accounts would increase by 40 basis points for each 100 basis point increase in market interest rates, but would decrease by 20 basis points for each 100 basis point decrease in market interest rates. For each major product group, there are also assumptions regarding floors below which rates will not fall. There can be no assurance that the deposit pricing assumptions used in the simulation analysis will actually occur.
As indicated in the table above, the result of an immediate 100 basis point parallel increase in interest rates is estimated to decrease net interest income by 3.47% over a 12-month horizon, when compared to the unchanged rate scenario. For an immediate 200 basis point parallel increase in the level of interest rates, net interest income is estimated to decrease by 8.08% over a 12-month horizon, when compared against the unchanged rate scenario. The exposure of net interest income to rising rates as compared to an unchanged rate scenario results from the difference between anticipated increases in asset yields and somewhat more rapid increases in funding costs. The Company assumes that certain premium-rate NOW and money market deposit products, which have shown strong growth in 2008, bear 75% to 80% sensitivity to increases in market rates for simulation purposes. In addition, much of the Company’s asset growth in 2008 has been in fixed or adjustable rate loans, which by definition bear constraints to re-pricing opportunities should market rates move upward.
Compared to the unchanged rate scenario, the estimated change in net interest income over a 12-month horizon for a 100 basis point parallel decline in the level of interest rates is an increase of 1.29%, while for an immediate 200 basis point parallel decrease in the level of interest rates, net interest income is estimated to decline by 0.07%. Often in the past, interest rate decreases have resulted in a modeled favorable change in net interest income over a 12-month time horizon, because the Company’s funding costs tend to re-price more rapidly than do the yields on its earning assets. However, as short-term market interest rates have declined sharply over the past twelve months, Management believes rate floors on many non-maturity deposit accounts would come into effect for simulation purposes. In addition, cash flow from prepayments of mortgage-related products and redemption of callable securities could increase significantly as market rates fall, exposing the Company to higher re-investment risk.
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
(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Benjamin Franklin Bancorp is not involved in any legal proceedings other than routine legal proceedings occurring the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the financial condition and results of operations of Benjamin Franklin Bancorp.
Item 1A. Risk Factors That May Affect Future Results.
There are no material changes from any of the risk factors previously disclosed in the Company’s 2007 Annual Report on Form 10-K, other than the addition of the following risk factor:
Recent disruptions in the financial markets, particularly if economic conditions worsen considerably, could have an adverse effect on our financial position or results of operations.
There have been disruptions of historic proportions in the financial system in the United States and globally during the past year. Dramatic declines in the national housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. Concerns regarding the financial strength of financial institutions have led to distress in credit markets and issues relating to liquidity amongst financial institutions. Since the beginning of the third quarter of 2008, this situation has worsened significantly.
The United States government has taken unprecedented steps recently to try to stabilize the financial system, including investing in financial institutions under the umbrella of its October 2008 Troubled Asset Relief Program. Our financial condition and results of operations could be adversely effected by further disruptions in financial markets, a prolonged recessionary period, continuing concerns regarding the capital and liquidity positions of financial institutions and uncertainties regarding further governmental action in an effort to stabilize the industry, or provide additional regulation of the industry.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Our Equity Securities. On November 29, 2007, the Company’s Board of Directors authorized a repurchase plan, permitting the repurchase of up to a maximum of 394,200 shares. To date, total repurchases under the plan were 219,400 shares at an average price of $13.62 per share. The Company repurchased no shares in the third quarter of 2008.
Item 3. Defaults on Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit No.	Description	Footnotes
2.1	Plan of Conversion of Benjamin Franklin Bancorp.	3

2.2	Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2

3.1	Articles of Organization of Benjamin Franklin Bancorp, Inc.	2

3.2	Bylaws of Benjamin Franklin Bancorp, Inc.	7

Exhibit No.	Description	Footnotes
4.1	Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5

10.1.1	Form of Amended and Restated Employment Agreement with Thomas R. Venables. *	12

10.1.2	Form of Amended and Restated Employment Agreement with Claire S. Bean. *	12

10.2	Form of Amended and Restated Change in Control Agreement with three Executive Officers and two other officers, providing one year’s severance to Michael J. Piemonte and two other officers, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. The only differences among the several agreements are the name and contact information of the officer who is party to the agreement and the number of years of severance provided. *	12

10.3	Form of Benjamin Franklin Bank Benefit Restoration Plan. *	2

10.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of March 26, 2008. *	12

10.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of March 26, 2008. *	12

10.5	Benjamin Franklin Bancorp Director Fee Continuation Plan. *	4

10.6	Benjamin Franklin Bancorp Employee Salary Continuation Plan. *	2

10.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004. *	2

10.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004. *	2

10.8	Benjamin Franklin Bancorp, Inc. 2006 Stock Incentive Plan *	9

10.8.1	Form of Incentive Stock Option Agreement *	10

10.8.2	Form of Non-Statutory Stock Option Agreement (Officer) *	10

10.8.3	Form of Non-Statutory Stock Option Agreement (Director) *	10

10.8.4	Form of Restricted Stock Agreement (Officer) *	10

10.8.5	Form of Restricted Stock Agreement (Director) *	10

10.9	Purchase and Sale Agreement dated December 19, 2006.	11

11	See Note 3 to the Condensed Consolidated Financial Statements for a discussion of earnings per share.	—

21	Subsidiaries of Registrant	8

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

*	Relates to compensation.
1.	Filed herewith.

2.	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3.	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4.	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.

7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

8.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2006

9.	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on March 28, 2006.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A, filed on August 18, 2006.

11.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 26, 2006.

12.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benjamin Franklin Bancorp, Inc.
Date: November 7, 2008	By:	/s/ Thomas R. Venables
Thomas R. Venables
President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Claire S. Bean
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