Form 10-K
period 2008-12-31
Benjamin Franklin Bancorp, Inc.
filed 2009-03-13
CIK 1302176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $84,444,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
          Shares outstanding of the registrant’s common stock (no par value) at March 13, 2009: 7,842,015.
DOCUMENTS INCORPORATED BY REFERENCE
          Information required by Part III of this Form 10-K is incorporated by reference herein from the Registrant’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders of the Registrant.

		Page

PART I.		2
Item 1.	Business	2
	General	2
	Market Area and Competition	3
	Lending Activities	4
	Asset Quality	14
	Investment Activities	21
	Sources of Funds	25
	Employees	28
	Subsidiary Activities	28
	Regulation and Supervision	29
	Forward-Looking Statements	39
Item 1A.	Risk Factors	40
Item 1B.	Unresolved Staff Comments	45
Item 2.	Properties	46
Item 3.	Legal Proceedings	47
Item 4.	Submission of Matters to a Vote of Security Holders	47

PART II.		48
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	48
Item 6.	Selected Financial Data	51
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	71
Item 8.	Financial Statements and Supplementary Data	77
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	77
Item 9A.	Controls and Procedures	77
Item 9B.	Other Information	80

PART III.		81
Item 10.	Directors, Executive Officers and Corporate Governance	81
Item 11.	Executive Compensation	81
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Item 13.	Certain Relationships and Related Transactions, and Director Independence	81
Item 14.	Principal Accounting Fees and Services	81

PART IV		82
Item 15.	Exhibits and Financial Statement Schedules	82
Ex-23.1 Consent of Wolf & Company, P.C., independent registered public accounting firm
Ex-31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002
Ex-31.2 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002
Ex-32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex-32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I
Item 1. Business
Recent Developments
     On November 9, 2008, Benjamin Franklin Bancorp, Inc. (“Benjamin Franklin” or the “Company”) and Independent Bank Corp. (“Independent”), jointly announced the execution of a definitive agreement whereby Independent will acquire Benjamin Franklin in an all-stock transaction. As a result of the merger, Benjamin Franklin’s shareholders will become shareholders of Independent and will receive 0.59 shares of Independent common stock for each share of Benjamin Franklin common stock they own. The shareholders of both Benjamin Franklin and Independent each approved the merger at a special meeting of shareholders held on February 11, 2009 and February 13, 2009, respectively. The transaction is expected to be completed during the second quarter of 2009, subject to the approval of regulators of both companies. Independent’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “INDB.” On March 12, 2009, the closing sales price of a share of Independent common stock was $14.50.
General
     Benjamin Franklin Bancorp, Inc. was organized in 1996 as a mutual holding company in connection with Benjamin Franklin Bank’s reorganization into the mutual holding company form of organization. Benjamin Franklin Bancorp is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act. On April 4, 2005, the Company completed its mutual-to-stock conversion and related stock offering, and the acquisition of Chart Bank, a $260.7 million-asset bank with three offices in Middlesex County. Since the formation of Benjamin Franklin Bancorp, it has owned 100% of Benjamin Franklin Bank’s outstanding capital stock. At December 31, 2008, Benjamin Franklin Bancorp had total assets of $997.7 million and total deposits of $652.9 million.
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
Market Area and Competition
     The Company offers a variety of financial products and services designed to meet the needs of the communities it serves. Benjamin Franklin’s primary deposit-gathering area is concentrated west and southwest of Boston in the communities in which its eleven banking offices are located—specifically in the towns of Franklin, Foxboro, Bellingham, Milford, Medfield, Waltham, Watertown, Wellesley and Newton—and in contiguous communities in Norfolk, Middlesex and Worcester Counties. The Company’s lending area is broader than its deposit-gathering area and includes all of Massachusetts and northern Rhode Island, although most of the Company’s loans are made to customers located in its primary deposit-gathering market area.
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

	Per Capita	Median Household	Unemployment
	Income (1)	Income (2)	Rate (3)

Norfolk County	$58,357	$78,976	5.5%
Middlesex County	55,555	74,558	5.2%
Worcester County	38,748	61,791	7.0%
Massachusetts	46,299	62,383	6.9%
United States	36,714	50,740	7.2%

(1)	Bureau of Economic Analysis, as of April 2008.

(2)	USDA Economic Research Service, 2007.

(3)	Mass. Department of Labor and Workforce Development, December 2008.

     The Massachusetts economy entered a recession in August of 2008, nine months after the national recession began1. A University of Massachusetts economist noted that the state entered the recession later because hard-hit industries such as homebuilding and auto manufacturing have a minimal presence in Massachusetts. However, major Massachusetts industries like technology and financial services have more recently succumbed to the falling economy and their recovery may lag that of the rest of the country2. In 2008, the Massachusetts economy contracted at a rate of 1.0%, compared with contraction of 0.9% for the country as a whole3. Forecasters predict further contraction in the state in the short-term, estimated at 1.5% between November 2008 and April 20094. Growth is expected to be nil for 2009 as a whole, rising to an average annual rate of 3.1% for the years 2010 — 20125. Massachusetts employment is projected to decline by 4.1% between the peak in the second quarter of 2008 to the expected trough in 20106. While single-family home sales increased by 3.2% in December 2008 compared to December 2007, they declined by 13% for the year as a whole. Median prices have also declined, by 10% overall in 20087.
     The Company faces substantial competition in its efforts to originate loans and attract deposits and other fee-based business. Direct competition exists from a significant number of financial institutions, many with a state-wide, regional or national presence. Many of these financial institutions are significantly larger and have greater financial resources than Benjamin Franklin Bank.
Lending Activities
     General. Benjamin Franklin Bank’s gross loan portfolio aggregated $695.6 million at December 31, 2008, representing 69.7% of total assets at that date. In its lending activities, Benjamin Franklin Bank originates commercial real estate loans, commercial and residential construction loans, commercial business loans, residential real estate loans secured by one-to-four family residences, home equity lines-of-credit, home equity term loans, and other personal consumer loans. While Benjamin Franklin Bank makes loans throughout Massachusetts and northern Rhode Island, most of its lending activities are concentrated in its market area. Loans originated totaled $239.2 million in 2008 and $269.2 million in 2007. Residential mortgage loans originated for sale in the secondary market totaled $2.4 million and $54.1 million during those same periods.
     Loans originated by Benjamin Franklin Bank are subject to federal and state laws and regulations. Interest rates charged by the Bank on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors.

[1]	University of Massachusetts Report, December 2008.

[2]	University of Massachusetts Report, December 2008.

[3]	Federal Reserve Bank of Boston (“FRBB”), Economic Activity Index, December 2007 to December 2008 comparison.

[4]	University of Massachusetts Report, December 2008.

[5]	New England Economic Partnership (NEEP”), November 2008.

[6]	NEEP.

[7]	Massachusetts Association of Realtors.

     The following table summarizes the composition of Benjamin Franklin Bank’s loan portfolio as of the dates indicated:

	At December 31,
	2008		2007		2006			2005		2004
	Amount	Percent	Amount	Percent	Amount		Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$240,260	34.54%	$187,991	30.73%	$275,861	(1)	42.79%	$286,204	46.95%	$241,090	62.56%
Commercial	183,608	26.39%	168,463	27.54%	159,188		24.70%	159,504	26.17%	65,176	16.91%
Construction	47,485	6.83%	55,763	9.11%	68,877		10.68%	60,399	9.91%	28,651	7.43%
Home equity	41,649	5.99%	37,768	6.17%	36,546		5.67%	32,419	5.32%	23,199	6.02%

	513,002	73.75%	449,985	73.55%	540,472		83.84%	538,526	88.35%	358,116	92.92%

Other loans:
Commercial	180,274	25.91%	159,233	26.03%	101,055		15.68%	68,667	11.26%	25,110	6.52%
Consumer	2,351	0.34%	2,592	0.42%	3,110		0.48%	2,395	0.39%	2,170	0.56%

	182,625	26.25%	161,825	26.45%	104,165		16.16%	71,062	11.65%	27,280	7.08%

Total loans	695,627	100.00%	611,810	100.00%	644,637		100.00%	609,588	100.00%	385,396	100.00%

Other items:

Net deferred loan origination costs	1,131		925		913			1,214		1,149

Allowance for loan losses	(7,929)		(5,789)		(5,337)			(5,212)		(2,874)

Total loans, net	$688,829		$606,946		$640,213			$605,590		$383,671

(1)	Includes $63.7 million of loans held for sale

     Commercial Real Estate Loans. Benjamin Franklin Bank originated $52.8 million and $51.3 million of commercial real estate loans in 2008 and 2007, respectively, and had $183.6 million of commercial real estate loans, with an average yield of 6.57%, in its portfolio as of December 31, 2008. The Bank has placed increasing emphasis on commercial real estate lending over the past several years, and as a result such loans have grown from 16.9% of the total loan portfolio at December 31, 2004 to 26.4% as of December 31, 2008.
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
     As part of its commercial real estate lending activities, the Bank originates loans under the Small Business Administration’s (“SBA”) 504 Loan Program, a fixed asset financing program for expanding businesses. In a typical financing under this program, the Bank lends 50% of project value, with a first lien on loan collateral, and the SBA lends up to 40%, with a second lien on collateral. The Bank also occasionally originates loans guaranteed by the United States Department of Agriculture’s Rural Development Program (“USDA — RD”). The portion of the loan guaranteed under USDA-RD is typically 80-90% of principal and interest due. At December 31, 2008, the Bank had $27.6 million in loans outstanding under the SBA 504 program. At year-end 2008, there were no loans outstanding under the USDA RD program.
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
     Commercial real estate loans generally have larger balances and involve a greater degree of risk than residential mortgage loans. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral value of the commercial real estate securing the loan. Economic events and changes in government regulations could have an adverse impact on the cash flows generated by properties securing Benjamin Franklin Bank’s commercial real estate loans and on the value of such properties. See “Risk Factors—Our Commercial Real Estate, Construction and Commercial Business Loans May Expose Us To Increased Credit Risks.”
     Construction Loans. Benjamin Franklin Bank originates land acquisition, development and construction loans to builders and developers, as well as loans to individuals to finance the construction of residential dwellings for personal use. Benjamin Franklin Bank originated $16.0 million and $50.4 million in construction loans during 2008 and 2007, respectively, and as of December 31, 2008 had $47.5 million in construction loans in its portfolio, representing 6.8% of total loans, with an average yield of 6.12%. Origination volume for construction lending has declined over the past year, as a result of the Bank’s decision to consider fewer construction loan transactions and to toughen underwriting standards.
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
     For loans for the construction of owner-occupied, one-to-four family properties, Benjamin Franklin Bank will lend up to 95.0% of the lesser of appraised value upon completion of construction or the cost of construction, provided that private mortgage insurance coverage is obtained for any loan with a loan-to-value or loan-to-cost in excess of 80.0%.
     Land acquisition, development and construction lending exposes Benjamin Franklin Bank to greater credit risk than residential mortgage lending to owner occupants. The repayment of these loans depends on the sale of the property to third parties or the availability of permanent financing upon completion of all improvements, and on the business and financial condition of the borrowers. In the event Benjamin Franklin Bank makes an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Development and construction loans also expose Benjamin Franklin Bank to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. These events, as well as economic events and changes in government regulations could have an adverse impact on the value of properties securing construction loans and on the borrowers’ ability to repay. See “Risk Factors—Our Commercial Real Estate, Construction and Commercial Business Loans May Expose Us To Increased Credit Risks.”
     Commercial Business Loans. Benjamin Franklin Bank originates secured and unsecured commercial business loans to business customers in its market area for the purpose of financing real estate and equipment purchases, working capital, expansion and other general business purposes. Benjamin Franklin Bank originated $47.5 million and $71.9 million in commercial business loans during 2008 and 2007, respectively, and as of December 31, 2008 had $180.3 million in commercial business loans in its portfolio, representing 25.9% of total loans, with an average yield of 6.53%.
     Benjamin Franklin Bank’s commercial business loans are generally collateralized by real estate, equipment, accounts receivable and inventory, and supported by personal guarantees. Benjamin Franklin Bank offers commercial business loans secured by owner-occupied commercial real estate loans, as well as commercial term loans and revolving lines of credit. Loans secured by owner-occupied commercial real estate are typically written for terms of up to 25 years, with interest rates that adjust over periods of one to seven years based on various rate indices. Term loans have either fixed or adjustable-rates of interest and generally fully amortize over a term of between three and seven years. Revolving loans are written for a one-year term, renewable annually, with floating interest rates that are indexed to Benjamin Franklin Bank’s prime rate of interest.
     As part of its commercial business lending activities, the Bank originates loans under the SBA 7(a) loan program, which provides assistance to small business to obtain financing for a variety of purposes. The 7(a) Program guarantees commercial lending institutions up to eighty-five percent (85%) for loans under $150,000 and up to seventy-five percent (75%) for loans over this amount. At December 31, 2008, the Bank had $7.3 million of loans outstanding under the SBA 7(a) program.
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
     Commercial business loans generally bear higher interest rates than residential mortgage loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Because commercial business loans often depend on the successful operation or management of the business, repayment of such loans may be affected by adverse changes in the economy. Further, non-real estate collateral securing such loans may depreciate in value over time, may be difficult to appraise and to liquidate, and may fluctuate in value. See “Risk Factors—Our Commercial Real Estate, Construction and Commercial Business Loans May Expose Us To Increased Credit Risks.”
     Residential Real Estate Loans. Benjamin Franklin Bank offers fixed-rate and adjustable-rate mortgage loans on one-to-four family residential properties with maturities of up to 30 years and maximum loan amounts generally of up to $1.5 million. As of December 31, 2008, this portfolio totaled $240.3 million, or 34.5% of the total gross loan portfolio on that date, and had an average yield of 5.54%. Of the residential mortgage loans outstanding on that date, 40.3% or $96.9 million were adjustable-rate loans with an average yield of 5.48% and 59.7% or $143.4 million were fixed-rate mortgage loans with an average yield of 5.61%.
     The Bank offers monthly and bi-weekly payment plans for its fixed-rate residential mortgage loans, with maturities generally ranging between 10 and 30 years. At December 31, 2008, fixed rate monthly payment loans held in portfolio totaled $79.1 million, or 33.0% of total residential real estate mortgage loans at that date, and bi-weekly residential mortgage loans held in portfolio totaled $64.3 million, or 26.7% of total residential mortgage loans on that date.
     Residential mortgage loan originations totaled $101.2 million and $75.4 million for 2008 and 2007, respectively. Substantially all of the real estate loans originated by the Bank are secured by real estate located in the Bank’s primary lending area, reflecting a commitment to serve the credit needs of the local communities in which it operates. The $25.8 million increase in volume from 2007 to 2008 can partially be attributed to a decline in market interest rates starting late in 2007 and continuing through 2008. Loan origination volumes are highly sensitive to the interest rate environment, and decreases in market interest rates during 2008 created greater demand for mortgage refinancing.

     The Bank’s residential real estate loans are generally originated in compliance with terms, conditions and documentation that permit the sale of such loans to the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), and other investors in the secondary market. Loan sales into the secondary market provide funds for additional lending and other banking activities, and have generated servicing and other fee income for the Bank. The Bank may sell the servicing on many of its sold loans for a servicing released premium, simultaneous with the sale of the loan, or choose to retain the servicing on the loan for an ongoing fee. In 2008, the Bank retained in portfolio virtually all of its residential mortgage loan origination volume.
     The decision to originate loans for portfolio or for sale in the secondary market is made by the Bank’s Asset/Liability Management Committee, and is based on the organization’s interest rate risk profile and assessment of potential returns. The Committee also determines whether to retain or release the servicing when it sells loans. The Bank typically retains all adjustable-rate residential mortgage loans in portfolio. With regard to fixed-rate residential mortgage loans, it is the Company’s normal practice to sell most such originations in the secondary market. However, in late 2007, and continuing throughout most of 2008, the Company held such mortgage loans in portfolio, due to a widening of market interest rate spreads available (compared to funding costs) for these products. Loans sold to FHLMC and FNMA on a servicing retained basis earn an annual fee equal to 0.25% of the loan amounts outstanding for providing these services. The total of loans serviced for others as of December 31, 2008 was $137.7 million.
     In 2006, the Bank obtained all regulatory approvals and began actively originating reverse mortgage loans for its customers in 2007. The Bank sells all of these originations on a servicing released basis to a third party. In 2008, the Bank originated reverse mortgages totaling $11.8 million and recognized fees and gains of $244,000.
     The Bank’s adjustable-rate mortgage (ARM) loans are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury CMT (Constant Maturity Treasury) Index plus add-on margins of varying amounts, for periods of 1, 3 or 5, 7 or 10 years. Interest rate adjustments on such loans are typically limited to no more than 2.0% during any adjustment period and 6.0% over the life of the loan. This feature of ARM loans that allows for periodic adjustments in the interest rate charged helps to reduce Benjamin Franklin Bank’s exposure to changes in interest rates. However, ARM loans may possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default, though this risk has not had a material adverse effect on Benjamin Franklin Bank to date. At December 31, 2008, ARM loans totaled $96.9 million or 40.3% of total residential mortgage loans outstanding at that date.
     In its residential mortgage loan originations, Benjamin Franklin Bank lends up to a maximum loan-to-value ratio of 100.0% on mortgage loans secured by owner-occupied property, with the condition that private mortgage insurance is required for loans with a loan-to-value ratio in excess of 80.0%. Title insurance, hazard insurance and, if appropriate, flood insurance are required for all properties securing real estate loans made by the Bank. A licensed appraiser appraises all properties securing residential first mortgage loans. At December 31, 2008, the weighted average loan-to-value ratio for the residential mortgage portfolio is 55.4%, based on appraised value at date of loan origination.
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

     Home Equity Lines-of-Credit and Loans. Benjamin Franklin Bank offers home equity term loans and home equity lines-of-credit. Home equity loans and lines may be made as a fixed-rate term loan or under a variable-rate revolving line of credit secured by a second mortgage on one-to-four family owner occupied properties. Benjamin Franklin Bank originated $20.2 million and $18.5 million of home equity loans and lines-of-credit during 2008 and 2007, respectively, and at December 31, 2008 had $41.6 million of balances outstanding, representing 6.0% of the total loan portfolio, with an average yield of 3.91% at that date. At December 31, 2008, $11.6 million, or 27.9%, of the home equity portfolio were term loans and $30.0 million, or 72.1% were lines-of-credit.
     Home equity lines-of-credit and loans are made in amounts such that the combined first and second mortgage balances do not exceed 80.0% of the value of the property serving as collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, including underwriting factors such as credit score, loan to value ratio, employment history and debt to income ratio. Lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on Benjamin Franklin Bank’s prime rate of interest. The undrawn portion of home equity lines-of-credit totaled $45.8 million at December 31, 2008.
     Consumer and Other Loans. Benjamin Franklin Bank offers a variety of consumer and other loans, including auto loans and loans secured by passbook savings or certificate accounts. The Bank originated $1.6 million and $1.7 million of consumer and other loans during 2008 and 2007, respectively, and at December 31, 2008 had $2.4 million of consumer and other loans outstanding, representing 0.3% of the total loan portfolio at that date, with an average yield of 7.92%.
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
     Benjamin Franklin Bank issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days for residential mortgage loans and 120 days for commercial loans. At December 31, 2008, Benjamin Franklin Bank had loan commitments and unadvanced loans and lines-of-credit totaling $105.5 million. For information about Benjamin Franklin Bank’s loan commitments outstanding as of December 31, 2008, see Item 7A—“Quantitative and Qualitative Disclosures About Market Risk—Management of Liquidity Risk”.
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

     The following table sets forth certain information concerning Benjamin Franklin Bank’s portfolio loan originations, inclusive of loan purchases:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans, including loans held for sale, at beginning of year	$611,810	$644,637	$609,588	$385,396	$290,660

Originations:
Mortgage loans on real estate:
Residential	101,162	75,378	52,965	61,132	116,866
Commercial	52,844	51,307	45,994	67,701	23,230
Construction	15,957	50,407	46,361	49,376	43,661
Home equity	20,197	18,474	17,221	17,990	15,947

	190,160	195,566	162,541	196,199	199,704
Other loans:
Commercial	47,487	71,903	41,962	25,740	6,276
Consumer	1,561	1,708	3,186	1,993	1,659

	49,048	73,611	45,148	27,733	7,935

Total loans originated	239,208	269,176	207,690	223,932	207,639
Loans acquired through acquisition of Chart Bank	—	—	—	185,847	—
Purchases of mortgage loans	—	—	16,118	—	34,207

Deduct:
Principal loan repayments and prepayments	152,465	185,540	153,041	162,348	115,908
Loan sales	2,363	116,200	33,205	23,160	31,185
Charge-offs	563	263	152	79	17
Writedown on transfer of loans to held for sale	—	—	2,361	—	—

Total deductions	155,391	302,003	188,759	185,587	147,110

Net increase (decrease) in loans	83,817	(32,827)	35,049	224,192	94,736

Loans, including loans held for sale, at end of year	$695,627	$611,810	$644,637	$609,588	$385,396

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
     The Bank’s commercial credit analysts underwrite most commercial real estate, construction and commercial business loans. The only exceptions to this practice are loans originated under the Company’s credit-scoring program, which provides loan approvals of up to $250,000 using an automated analysis model coupled with abbreviated underwriting by credit analysts. For all other commercial real estate loans (including loans on owner-occupied commercial real estate), loan officers may approve loans up to $125,000, while loans up to $500,000 may be approved by the Senior Loan Officer. Commercial real estate loans of up to $1,750,000 may be approved by the Management Credit Committee. For commercial business loans (other than loans on owner-occupied commercial real estate), individual loan officer authority is limited to $75,000 ($25,000 for unsecured loans). The Senior Loan Officer may approve commercial business loans of up to $350,000 ($50,000 if unsecured), while the Management Credit Committee may approve loans of up to $1,750,000. Loans over these limits require the approval of the Executive Committee of the Board of Directors.
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
     Pursuant to its loan policy, Benjamin Franklin Bank generally will not make loans aggregating more than $10.0 million to one borrower (or related entity). Exceptions to this guideline require the approval of the Executive Committee of the Board of Directors prior to loan origination. As of December 31, 2008, Benjamin Franklin had 3 borrower relationships in excess of this policy guideline. One is a $14.1 million owner-occupied commercial real estate loan, secured primarily by real estate located in Boston, Massachusetts. The second is a relationship totaling $10.3 million, comprised of four loans, each secured by investment commercial real estate. Collateral securing this relationship is principally located in eastern Massachusetts, with one parcel located in North Carolina. The third loan relationship, aggregating $12.3 million, is secured primarily by retail commercial real estate and other business assets located in southeastern Massachusetts. All of these loans are performing in accordance with their original terms. Benjamin Franklin Bank’s internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s surplus and capital stock accounts, or $20.3 million for Benjamin Franklin Bank as of December 31, 2008.
     Benjamin Franklin Bank has established a risk rating system for its commercial real estate, construction and commercial loans. This system evaluates a number of factors useful in indicating the risk of default and risk of loss associated with a loan. Commercial credit analysts who do not have responsibility for loan originations perform these ratings. See “Asset Quality—Classification of Assets and Loan Review.”

     Loan Maturity. The following table summarizes the scheduled repayments of Benjamin Franklin Bank’s loan portfolio at December 31, 2008. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in less than one year:

	Residential Mortgage		Commercial Mortgage		Construction
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due less than one year	$11,670	5.29%	$17,480	5.97%	$32,502	5.99%
Due after one year to five years	40,713	5.31%	28,950	6.72%	1,650	6.88%
Due after five years	187,877	5.61%	137,178	6.62%	13,333	6.34%

Total	$240,260	5.54%	$183,608	6.57%	$47,485	6.12%

	Commercial		Consumer		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due less than one year	$32,910	5.07%	$7,563	4.65%	$102,125	5.51%
Due after one year to five years	35,650	6.83%	5,864	5.92%	112,827	6.21%
Due after five years	111,714	6.87%	30,573	3.62%	480,675	6.08%

Total	$180,274	6.53%	$44,000	4.10%	$695,627	6.02%

     The following table sets forth, at December 31, 2008, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after December 31, 2009 and whether such loans have fixed interest rates or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage	$133,854	$94,736	$228,590
Commercial mortgage	26,968	139,160	166,128
Construction	6,748	8,235	14,983
Commercial	33,929	113,435	147,364
Home equity, consumer and other	11,298	25,139	36,437

Total Loans	$212,797	$380,705	$593,502

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

     The following table sets forth delinquencies in Benjamin Franklin Bank’s loan portfolio as of the dates indicated:

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)

At December 31, 2008
Residential mortgage	2	$176	5	$1,201	7	$1,377
Commercial mortgage	2	1,340	3	6,517	5	7,857
Construction	1	247	—	—	1	247
Commercial	1	25	4	934	5	959
Consumer	5	86	1	47	6	133

Total	11	$1,874	13	$8,699	24	$10,573

At December 31, 2007
Residential mortgage	4	$627	2	$376	6	$1,003
Commercial mortgage	—	—	2	658	2	658
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	7	110	2	55	9	165

Total	11	$737	6	$1,089	17	$1,826

At December 31, 2006
Residential mortgage	3	$272	1	$230	4	$502
Commercial mortgage	—	—	2	1,256	2	1,256
Construction	—	—	—	—	—	—
Commercial	1	437	—	—	1	437
Consumer	11	112	1	25	12	137

Total	15	$821	4	$1,511	19	$2,332

     The increase in delinquencies ninety days and over is primarily the result of the addition of one $6.4 million commercial loan relationship. Refer to “Non-Performing Assets” below for additional information. A further deterioration in the Massachusetts economy may have an additional negative effect on the ability of Benjamin Franklin’s borrowers to make timely payments, which would have an adverse affect on the Company’s earnings. A further increase in delinquencies would decrease interest income and increase loans losses, causing potential increases in the provision and allowance for loan losses.
     Other Real Estate Owned. Benjamin Franklin Bank classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its financial statements. When property is placed into OREO, it is recorded at the lower of the carrying value or the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2008, Benjamin Franklin Bank had no property classified as OREO.

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
     In Benjamin Franklin Bank’s loan rating system, there are three classifications for problem assets: Substandard, Doubtful and Loss. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets are characterized by the distinct possibility that Benjamin Franklin Bank will sustain some loss if deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, on the basis of currently existing facts, and there is a high possibility of loss. Assets classified Loss are considered uncollectible and of such little value that continuance as an asset of Benjamin Franklin Bank is not warranted. Assets that possess some weaknesses, but that do not expose Benjamin Franklin Bank to risk sufficient to warrant classification in one of the aforementioned categories, are designated as Special Mention. If an asset or portion thereof is classified as Loss, it is charged off in the quarter in which it is so classified. For assets designated as Special Mention, Substandard or Doubtful, Benjamin Franklin Bank establishes reserves in amounts management deems appropriate within the allowance for loan losses. This determination as to the classification of assets and the amount of the loss allowances established are subject to review by regulatory agencies, which can order the establishment of additional loss allowances. See “Asset Quality—Allowance for Loan Losses” and “Management’s Discussion and Analysis—Critical Accounting Policies—Allowance for Loan Losses.”
     Benjamin Franklin Bank engages an independent third party to conduct a semi-annual review of its commercial real estate, construction and commercial loan portfolios. These loan reviews, which typically include a 70.0% penetration of the various commercial portfolios, provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate.
     At December 31, 2008, Special Mention loans totaled $3.5 million, consisting of $2.0 million in commercial real estate loans, $0.6 million in residential investment mortgage loans, $0.5 million in commercial business loans and $0.3 million in construction loans. Substandard loans totaled $4.1 million, consisting of $2.3 million in residential investment mortgage loans, $1.2 million in commercial real estate loans, $0.5 million in construction loans and $0.1 million in commercial business loans. Doubtful loans totaled $7.0 million (including the $6.4 million commercial relationship described below), consisting of $5.9 million of commercial real estate loans and $1.1 million of commercial business loans.

     Non-Performing Assets. The table below sets forth the amounts and categories of the Bank’s non-performing assets at the dates indicated. At each date presented, the Bank had no foreclosed real estate.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$1,495	$712	$230	$184	$—
Commercial mortgage	6,517	658	1,257	—	—
Construction	—	—	—	—	—
Commercial	934	—	—	256	334
Consumer and other	80	228	61	25	—

Total non-accrual loans	$9,026	$1,598	$1,548	$465	$334

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	$—	$—	$—	$—	$—
Commercial mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	—	—	—	2	3

Total loans 90 days and still accruing	$—	$—	$—	$2	$3

Total non-performing loans and assets	$9,026	$1,598	$1,548	$467	$337

Total restructured loans	$1,180	$—	$—	$—	$—

Ratios:
Non-performing loans to total loans and loans held for sale	1.30%	0.26%	0.24%	0.08%	0.09%
Non-performing assets to total assets	0.90%	0.18%	0.17%	0.05%	0.07%
     Loans are placed on non-accrual status when a loan becomes 90 days past due, or earlier, when reasonable doubt exists as to the full and timely collection of interest and principal, unless an evaluation by the Management Credit Committee clearly indicates that the loan is well-secured and in the process of collection. For loans on non-accrual status at December 31, 2008, interest income totaling $200,000 was recorded during 2008, compared to interest income of $654,000 that would have been recorded if these loans had been current in accordance with their original terms.
     The $7.4 million increase in non-performing loans in fiscal 2008 was primarily due to the addition of one $6.4 million loan relationship to non-performing status during the second quarter of 2008. The loans making up this relationship are primarily secured by a mixed-use building located in Boston, MA, and equipment. Based on a review of all relevant factors, including the collateral securing these loans, specific loan loss reserves of $972,000 were allocated for this loan relationship as of December 31, 2008.
     Restructured loans represent performing loans for which concessions (such as extension of repayment terms or reductions of interest rates to below market rates) are granted due to a borrower’s financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms. The balance in restructured loans at December 31, 2008 represents one residential real estate mortgage loan that was modified to lengthen the borrower’s repayment period. This loan was performing in accordance with its modified terms at December 31, 2008.

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
     The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, portfolio volume and mix, geographic and large borrower concentrations, estimated credit losses based on internal and external portfolio reviews, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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

	At December 31,
	2008			2007			2006
			Percent			Percent			Percent
			of Loans			of Loans			of Loans
		Loan	in Each		Loan	in Each		Loan	in Each
	Allowance	Balances	Category	Allowance	Balances	Category	Allowance	Balances	Category
	for Loan	by	to Total	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$966	$240,260	34.54%	$499	$187,991	30.73%	$533	$212,131	36.52%
Commercial	3,183	183,608	26.39%	1,959	168,463	27.54%	1,864	159,188	27.40%
Construction	851	47,485	6.83%	850	55,763	9.11%	1,083	68,877	11.86%
Home equity	156	41,649	5.99%	142	37,768	6.17%	137	36,546	6.29%

	5,156	513,002	73.75%	3,450	449,985	73.55%	3,617	476,742	82.07%

Other loans:
Commercial	2,405	180,274	25.91%	1,874	159,233	26.03%	1,319	101,055	17.39%
Consumer	68	2,351	0.34%	80	2,592	0.42%	76	3,110	0.54%
Unallocated (1)	300	0	0.00%	385	0	0.00%	325	0	0.00%

	2,773	182,625	26.25%	2,339	161,825	26.45%	1,720	104,165	17.93%

Total	$7,929	$695,627	100.00%	$5,789	$611,810	100.00%	$5,337	$580,907	100.00%

	At December 31,
	2005			2004
			Percent			Percent
			of Loans			of Loans
		Loan	in Each		Loan	in Each
	Allowance	Balances	Category	Allowance	Balances	Category
	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$721	$286,204	46.95%	$612	$241,090	62.56%
Commercial	2,004	159,504	26.17%	1,067	65,176	16.91%
Construction	840	60,399	9.91%	340	28,651	7.43%
Home equity	122	32,419	5.32%	87	23,199	6.02%

	3,687	538,526	88.35%	2,106	358,116	92.92%

Other loans:
Commercial	1,172	68,667	11.26%	532	25,110	6.52%
Consumer	44	2,395	0.39%	22	2,170	0.56%
Unallocated (1)	308	0	0.00%	214	0	0.00%

	1,524	71,062	11.65%	768	27,280	7.08%

Total	$5,211	$609,588	100.00%	$2,874	$385,396	100.00%

(1)	The unallocated portion of the allowance for loan losses is intended to capture the exposure, if any, that may exist as a result of a number of qualitative factors that are difficult to quantify with precision.
     The Massachusetts economy slowed in 2008, as labor market conditions and residential real estate values have deteriorated. Unemployment in Massachusetts over the past twelve months has increased from 4.4% to 6.9% in December 2008 (Federal Reserve New England Economic Indicators, December 2008). While single-family home sales increased by 3.2% in December 2008 compared to December 2007, they declined by 13% for the year as a whole. Median prices have also declined, by 10% overall in 2008 (Massachusetts Association of Realtors) . Management monitors these economic trends closely, as well as many portfolio characteristics, including the level of delinquencies, charge-offs, and other measures of risk within the loan portfolio. Several of the key elements of that portfolio analysis are:

•	Loan delinquency: At December 31, 2008, portfolio delinquency (percentage of total loans greater than 30 days past due) stood at 2.16%, compared to 0.71% at December 31, 2007. Average delinquency for 2008 was 1.56% versus 1.07% for 2007. The main contributor to both of these increases was the delinquency of one $6.4 million commercial relationship, discussed earlier in “Non-performing Assets”.

•	Level of charge-offs: Net charge-offs were nominal in both 2008 and 2007. In 2008, net charge-offs aggregated $158,000, down from $182,000 for 2007. These levels of net charge-offs represented a negligible 0.02% and 0.03% of average loans outstanding for 2008 and 2007, respectively.

•	Real estate collateral values: Management monitors loan-to-value ratios for its residential mortgage loan portfolio, as well as for its construction portfolio, which is a mix of commercial and residential construction credits. At December 31, 2008, the weighted average loan-to-value ratio of the Bank’s construction loan portfolio was approximately 67%, and the weighted average loan-to value ratio of the Bank’s residential mortgage loan portfolio was approximately 55%. Loan-to-value ratios are computed using the appraised value of collateral on the date of loan origination.

•	Underwriting criteria: The Bank has not originated and does not hold any sub-prime mortgages in its loan portfolio.
     At December 31, 2008, the allowance for loan losses was 1.14% of total loans, compared to 0.94% at December 31, 2007. In part, the increase in this ratio (the “coverage” ratio) reflects an increase in the general loss reserve for residential mortgage loans, a change made in recognition of the higher risks that became evident in the general marketplace relating to the declining value of collateral securing these loans and increases in unemployment rates in 2008. The coverage ratio also increased (in part) pursuant to specific reserves for impaired commercial and commercial real estate loans.
     A loan is considered impaired when, based on current information and events, it is probable that Benjamin Franklin Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include current payment status, collateral value, and the future probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial, residential and home equity loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Collateral values may vary over time, and there can be no assurance that values relied upon by management in making its assessment of impaired loans will ultimately be realized. Large groups of smaller balance homogeneous loans, such as consumer loans, are collectively evaluated for impairment. At December 31, 2008, impaired loans totaled $10.3 million and in the aggregate carried a valuation allowance within the allowance for loan losses of $1.5 million.
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

     The following table sets forth activity in Benjamin Franklin Bank’s allowance for loan losses for the periods indicated:

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$5,789	$5,337	$5,211	$2,874	$2,395

Allowance added from acquisition of Chart Bank	—	—	—	1,812	—

Charge-offs:
Residential mortgage loans	(37)	(143)	—	—	—
Commercial loans	(396)	(11)	(40)	(68)	—
Consumer loans	(130)	(109)	(112)	(11)	(17)

Total charge-offs	(563)	(263)	(152)	(79)	(17)

Recoveries:
Commercial loans	374	45	37	71	35
Consumer loans	31	36	40	8	11

Total recoveries	405	81	77	79	46

Net (charge-offs) / recoveries	(158)	(182)	(75)	—	29

Provision for loan losses	2,298	634	201	525	450

Balance at end of year	$7,929	$5,789	$5,337	$5,211	$2,874

Ratios:
Net (charge-offs)/recoveries to average loans outstanding (1)	(0.02)%	(0.03)%	(0.01)%	0.00%	0.01%
Allowance for loan losses to non-performing loans at end of year	87.85%	362.27%	344.77%	1115.85%	852.82%
Allowance for loan losses to total loans at end of year	1.14%	0.94%	0.92%	0.85%	0.74%

(1)	Average loans includes loans held for sale.
Investment Activities
     General. Benjamin Franklin Bank’s investment portfolio at December 31, 2008 was comprised primarily of a variety of debt securities and obligations, including: Government-sponsored enterprise (“GSE”) obligations (including securities callable by the issuer), mortgage-backed securities (including fixed and adjustable rate pass-through securities), and collateralized mortgage obligations. At December 31, 2008, all of these debt securities were either issued or guaranteed by government-sponsored enterprises. The primary objectives of the investment portfolio are to provide and maintain liquidity, to achieve a competitive risk-adjusted rate of return, to complement lending activities, and to assist in managing the interest rate sensitivity of the balance sheet. In addition, the investment portfolio serves to increase borrowing capacity from the Federal Home Loan Bank advance program. Individual investment decisions are made based on the credit quality of the investment, liquidity requirements, potential returns in a variety of interest rate scenarios, cash flow projections, and consistency with the Bank’s asset/liability management objectives.

     Benjamin Franklin Bank’s investment policy is established by its Board of Directors. The Chief Executive Officer, Chief Financial Officer and Controller, as authorized by the Board, implement this policy based on the established guidelines within the written policy. Among other things, the investment policy provides limits as to the type, size, term, and credit quality of all investments.
     Statement of Financial Accounting Standards No. 115 requires Benjamin Franklin Bank to designate its securities as held to maturity, available for sale, or trading, depending on the Bank’s intent with regard to its investments at the time of purchase. At December 31, 2008, $188.0 million or 94.1% of the total portfolio was classified as available for sale. The remainder of the portfolio consisted of restricted equity securities totaling $11.7 million, representing 5.9% of the total portfolio at that date. Overall, investments of $199.7 million represented 20.0% of the Company’s total assets on December 31, 2008, compared to $168.4 million or 18.6% of total assets as of December 31, 2007.
     Securities classified as available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market conditions, interest rates, credit risk, prepayment risk, liquidity, and other factors. At December 31, 2008, the net unrealized gain on securities classified as available for sale was $2.0 million, compared to a $1.3 million net unrealized loss on December 31, 2007.
     Securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities. Trading securities are stated at market value with unrealized gains and losses included in earnings. For a portion of 2007, the Bank held a trading asset representing a $15.0 million position in a mutual fund comprised primarily of high-quality, short-term U.S. Government debt. The trading asset was sold in December 2007 at a gain of $264,000. No trading assets were maintained at any time during 2008.
     Government-sponsored Enterprise Obligations. At December 31, 2008, Benjamin Franklin Bank’s Government-sponsored enterprise obligations portfolio totaled $96.0 million, or 48.1% of the total securities portfolio on that date. This portfolio consists entirely of debt securities issued by the Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), the Federal Housing Loan Mortgage Corporation (“FHLMC”) and the Federal Farm Credit Bank. The Bank’s investment policy contains no limits on the total portfolio composition for these holdings, due to their excellent liquidity and credit risk characteristics. The $96.0 million portfolio includes $79.8 million payable upon maturity and $16.2 million that may be called prior to maturity at the discretion of the bonds’ issuers.
     The Company purchased $95.3 million of GSE obligations in 2008, predominantly obligations with short terms to maturity, to maintain a portfolio that provides a regular source of liquidity for funding loan growth and other short-term needs. The weighted average life of the GSE portfolio at year-end 2008 (as well as 2007) was approximately one year.
     Mortgage-Backed Securities. At December 31, 2008, Benjamin Franklin Bank’s portfolio of mortgage-backed securities totaled $90.0 million, or 45.1% of the total securities portfolio on that date. The portfolio consisted of pass-through securities ($66.8 million) and collateralized mortgage obligations (“CMOs”) ($23.2 million). None of the mortgage-backed securities owned by the Bank are collateralized by ‘sub-prime’ loans. All of the Company’s mortgage-backed securities are guaranteed by FHLMC, FNMA or the Government National Mortgage Association.
     The portfolio balance increased by $20.6 million, or 29.7% during the year 2008. The net increase included purchases of $29.9 million, partially offset by $11.4 million of principal payments. The portfolio also increased by $2.3 million due to increases in fair value, the result of a bond rally in 2008.

     Pass-through securities are comprised of a pool of single-family mortgages. Holders of such securities, like the Bank, receive monthly principal and interest payments, which are passed through from the issuer upon receipt of the underlying mortgage payments. The issuers of such securities include U.S. Government-sponsored enterprises (such as FHLMC or FNMA), who pool and resell participation interests in the form of securities to investors and guarantee the payment of principal and interest to the investors.
     The CMO portfolio was wholly acquired in 2003, a time when market interest rates were near historical lows. For several holdings in the portfolio, their weighted average lives have extended beyond what was anticipated at the time of purchase, resulting in slower repayments than desired. However, the Company considers the interest rate risk of holding these assets to be acceptable given the small size of this portfolio relative to the Company’s total assets (equal to 2.3%). The net unrealized loss at December 31, 2008 for this portfolio segment was $626,000, or 2.6% of book value.
     Marketable Equity Securities. At December 31, 2008, the Bank’s portfolio of marketable equity securities totaled $1.9 million or 1.0% of the total securities portfolio at that date. This portfolio consists of a single mutual fund, the Access Capital Community Investment Fund (the “Fund”). The Fund invests primarily in debt securities and other debt instruments supporting the affordable housing industry, which are considered eligible investments for regulatory credit under the Community Reinvestment Act. The fund commenced operations on July 28, 2008. Prior to that date, the predecessor fund operated as a continuously offered closed-end management company. In 2008, the Bank transferred this asset from restricted equity securities to marketable equity securities.
     Restricted Equity Securities. At December 31, 2008, the Bank’s portfolio of restricted equity securities totaled $11.7 million or 5.8% of the total securities portfolio at that date, including $11.2 million in stock of the Federal Home Loan Bank of Boston (“FHLBB”). Stock must be held as a condition of membership in the Federal Home Loan Bank System and for the Bank to be able to borrow under the Federal Home Loan Bank of Boston’s advance program. The remainder of the portfolio ($0.5 million) consisted of certain other equity investments in Savings Bank Life Insurance and the Depositors Insurance Fund.
     In February 2009, the Federal Home Loan Bank of Boston announced a $73.2 million net loss for 2008, primarily based on charges totaling $339.1 million for other-than-temporary impairment of its private-label mortgage backed-securities portfolio. The FHLBB in its announcement set forth certain steps it would take to preserve its capital position in the future. It reiterated its 2008 announcement that it will not redeem excess stock held by its member institutions. In addition, the cash dividend normally paid each quarter to FHLBB members has also been suspended for the first quarter of 2009, and is unlikely to be restored during the remainder of the year. The dividend suspension will have an adverse effect on future Company earnings, as the cash dividend received by Benjamin Franklin from the FHLBB was $379,000 and $573,000 for the years 2008 and 2007, respectively. The Company reviews this holding for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2008, no impairment has been recognized.

     The following table sets forth certain information regarding the amortized cost and fair values of Benjamin Franklin Bank’s investment securities at the dates indicated:

	At December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)

Securities available for sale:
Government-sponsored enterprise obligations	$94,798	$96,030	$85,972	$86,178	$97,723	$97,502
Municipal obligations	—	—	1,206	1,202	1,707	1,687

	94,798	96,030	87,178	87,380	99,430	99,189
Mortgage-backed securities	89,218	90,016	70,839	69,381	29,677	27,793

Total debt securities	184,016	186,046	158,017	156,761	129,107	126,982

Access Capital Strategies Community Investment Fund (1)	1,965	1,910	—	—	—	—

Total available for sale securities	$185,981	$187,956	$158,017	$156,761	$129,107	$126,982

Securities held to maturity:
Mortgage-backed securities	$—	$—	$—	$—	$31	$31

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$11,179	$11,179	$9,110	$9,110	$8,470	$8,470
Access Capital Strategies Community Investment Fund (1)	—	—	1,965	1,965	1,965	1,965
SBLI & DIF stock	516	516	516	516	516	516

Total restricted equity securities	$11,695	$11,695	$11,591	$11,591	$10,951	$10,951

(1)	Reclassified as available for sale at December 31, 2008

     The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of Benjamin Franklin Bank’s debt securities portfolio at December 31, 2008. Actual maturities of mortgage-backed securities will differ from contractual maturities due both to scheduled amortization and prepayments. Repayment of Government-sponsored enterprise obligations can be expected to occur earlier than contractual maturities when the issuer holds call options:

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Government-sponsored enterprise obligations	$63,108	2.77%	$31,690	3.46%	$—	0.00%
Mortgage-backed securities	—	0.00%	1,158	2.61%	15,389	4.16%

Total debt securities	$63,108	2.77%	$32,848	3.43%	$15,389	4.16%

	More than Ten Years		Total Securities
		Weighted			Weighted
	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities available for sale:
Government-sponsored enterprise obligations	$—	0.00%	$94,798	$96,030	3.00%
Mortgage-backed securities	72,671	4.67%	89,218	90,016	4.56%

Total debt securities	$72,671	4.67%	$184,016	$186,046	3.75%

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
     Deposits. Consumer and commercial deposits are gathered principally from Benjamin Franklin Bank’s primary market area through the offering of a broad selection of deposit products including checking, regular savings, money market and time deposits, including certificate of deposit accounts and individual retirement accounts. The FDIC insures deposits up to certain limits (generally, $100,000 per depositor except retirement accounts, for which the limit is $250,000 per depositor). However, in October 2008, the FDIC temporarily raised all per account limits to $250,000. The Bank also opted in to the FDIC’s Transaction Account Guarantee Program in November 2008, which provides for a temporary full guarantee for funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts above the existing deposit insurance limit. Both temporary coverages will be effective through December 31, 2009. The Depositors Insurance Fund (DIF), which is neither a government agency nor backed by the full faith and credit of the Commonwealth of Massachusetts, fully insures amounts in excess of FDIC limits.

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
     The following tables set forth certain information relative to the composition of Benjamin Franklin Bank’s average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended December 31,
	2008			2007
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Demand deposits	$114,032	17.44%	0.00%	$117,938	18.70%	0.00%
NOW deposits	62,651	9.59%	1.80%	40,607	6.44%	2.27%
Money market deposits	135,511	20.73%	1.79%	109,123	17.31%	2.67%
Regular and other savings	80,849	12.37%	0.40%	81,691	12.96%	0.49%

Total transaction and savings accounts	393,043	60.13%	0.99%	349,359	55.41%	1.21%

Certificates of deposit	260,589	39.87%	3.65%	281,138	44.59%	4.53%

Total deposits	$653,632	100.00%	2.05%	$630,497	100.00%	2.69%

	Year Ended December 31, 2006
			Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Demand deposits	$126,894	19.98%	0.00%
NOW deposits	27,155	4.28%	0.27%
Money market deposits	100,741	15.87%	2.28%
Regular and other savings	91,201	14.36%	0.50%

Total transaction and savings accounts	345,991	54.49%	0.82%

Certificates of deposit	288,969	45.51%	4.05%

Total deposits	$634,960	100.00%	2.29%

     The following table sets forth the time deposits of Benjamin Franklin Bank classified by interest rate as of the dates indicated:

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
Interest Rate
Less than 2%	$9,441	$7	$—
2.00%-2.99%	127,675	100	3,748
3.00%-3.99%	66,000	33,143	53,435
4.00%-4.99%	27,470	185,734	121,230
5.00%-5.99%	12,928	43,650	129,637

Total	$243,514	$262,634	$308,050

     The following table sets forth the amount and maturities of time deposits at December 31, 2008:

	Year Ending December 31,
	2009	2010	2011	2012	2013	Total
	(Dollars in thousands)
Interest Rate

Less than 2%	$9,183	$258	$—	$—	$—	$9,441
2.00%-2.99%	121,766	5,372	537	—	—	127,675
3.00%-3.99%	49,611	10,512	1,303	3,313	1,261	66,000
4.00%-4.99%	18,560	3,519	2,164	1,709	1,518	27,470
5.00%-5.99%	7,296	1,091	599	3,942	—	12,928

Total	$206,416	$20,752	$4,603	$8,964	$2,779	$243,514

As of December 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $91.3 million. Information concerning the maturities of these accounts is set forth below:

At December 31, 2008
(Dollars in thousands)

Three months or less	$33,523
Over three months through six months	27,766
Over six months through one year	17,784
Over one year to three years	7,557
Over three years	4,714

$91,344

     Borrowings. Benjamin Franklin Bank borrows from the Federal Home Loan Bank of Boston (“FHLBB”), primarily to fund asset growth, and on occasion to meet short-term liquidity needs. Federal Home Loan Bank advances are an integral component of the Bank’s overall interest rate risk management process, due to a wide variety of term and repayment options. FHLBB advances are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, chiefly 1-4 family residential mortgage loans, that aggregate in total to an amount higher than the outstanding advances. The Company has additionally pledged certain qualifying securities, home equity loans and commercial loans to increase its overall borrowing capacity with the FHLBB. As of December 31, 2008, the Bank had $223.5 million in outstanding advances with the FHLBB, and had the ability to borrow an additional $98.8 million based on available collateral.
     In late 2008 and early 2009, the FHLB took a number of steps to help preserve its capital position, including suspension of its first quarter 2009 dividend and a moratorium on excess stock repurchases by its member banks. A significant portion of the Company’s liquidity needs are met through its access to funding pursuant to its membership in the FHLBB. Should the FHLBB experience further deterioration in its capital, it may restrict the FHLBB’s ability to meet the funding needs of its members, and, as a result may have an adverse effect on the Company’s liquidity position.
     The following table sets forth certain information concerning balances and interest rates on the Company’s Federal Home Loan Bank of Boston advances at the dates and for the periods indicated:

	At or For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at end of year	$223,546	$165,284	$149,969
Average balance during year	192,712	146,409	130,908
Maximum outstanding at any month end	223,546	165,284	150,963
Weighted average interest rate at end of year	3.86%	4.74%	4.54%
Weighted average interest rate during year	4.55%	4.73%	4.32%
     Most of the Company’s outstanding advances at December 31, 2008 were bullet maturities with fixed principal repayment dates. However, of the $223.5 million in advances outstanding at December 31, 2008, one advance in the amount of $10.0 million with a June 2010 maturity date can be called in 2009 at the Federal Home Loan Bank’s option if 3-month LIBOR rises above 6.0%, (measured on a quarterly basis). A second advance of $5.0 million maturing in February 2011 had a one-time call option in February 2009, but the FHLBB did not exercise this option.
Employees
     As of December 31, 2008, Benjamin Franklin Bank had 140 full-time and 29 part-time employees. Employees are not represented by a collective bargaining unit and Benjamin Franklin Bank considers its relationship with its employees to be good.
Subsidiary Activities
     Benjamin Franklin Bancorp conducts its principal business activities through its wholly-owned subsidiary, Benjamin Franklin Bank. Subsidiaries of Benjamin Franklin Bancorp and Benjamin Franklin Bank are as follows:
     Benjamin Franklin Bank Capital Trust I, a Delaware Trust, is a wholly-owned subsidiary of Benjamin Franklin Bancorp. In 2002, Benjamin Franklin Bancorp raised net proceeds of $8.7 million in a sale of $9.0 million in junior subordinated notes due 2032 to Benjamin Franklin Capital Trust I (the “Trust”). These notes were repaid by the Company on November 15, 2007. At December 31, 2008, the Trust is inactive.
     Benjamin Franklin Securities Corp. (“BFSC”) and Benjamin Franklin Securities Corp. II (“BFSCII”), Massachusetts corporations, are wholly-owned subsidiaries of Benjamin Franklin Bank. These two subsidiaries engage exclusively in buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at Benjamin Franklin Bank. At December 31, 2008, BFSC and BFSCII had total assets of $114.1 million and $23.0 million, respectively, consisting primarily of cash and securities.

     Creative Strategic Solutions, Inc. (“CSSI”), a Massachusetts corporation, is a wholly-owned subsidiary of Benjamin Franklin Bank. On May 1, 2007, the Bank and CSSI entered into an agreement to sell certain of CSSI’s assets (principally its customer list and rights and obligations under its customer contracts) to another bank with an ATM servicing division. At December 31, 2008, CSSI is inactive.
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
     Massachusetts Bank Regulation.
     General. As a Massachusetts-chartered savings bank, Benjamin Franklin Bank is subject to supervision, regulation and examination by the Massachusetts Division of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Benjamin Franklin Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The Massachusetts Commissioner of Banks’ approval is required for a Massachusetts bank to establish or close branches, merge with other banks, organize a holding company, issue stock and undertake certain other activities.
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
     The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.
     As a bank holding company, Benjamin Franklin Bancorp is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. Benjamin Franklin Bancorp’s stockholders’ equity exceeds these requirements as of December 31, 2008.
     Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

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
     The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2008 and 2007, Benjamin Franklin Bank was a “well capitalized” institution.
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
     Effective April 1, 2003, the Federal Reserve Board adopted Regulation W that deals with the provisions of Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several interpretations and provisions (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies and authorized for financial holding companies under the Gramm-Leach-Bliley Act.
     In addition, Sections 22(h) and (g) of the Federal Reserve Act (and Regulation O promulgated thereunder) placed restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution’s loans to one borrower limit, generally equal to 15.0% of the institution’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

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
     The Emergency Economic Stabilization Act of 2008 (the “EESA”) introduced the Temporary Liquidity Guarantee Program (“TLGP”) effective November 2008, which resulted in a temporary increase, through December 2009 of deposit insurance coverage from $100,000 to $250,000 per depositor. Additionally, the Company has elected to participate in the portion of the program that provides a full guarantee on non-interest and certain interest bearing deposit accounts through the same period. The associated additional premium is approximately 9 basis points on total deposits, which will be assessed as of April 1, 2009.
     As of December 31, 2008, pursuant to certain bank failures in 2008 requiring insurance fund payouts, the FDIC’s actual reserve ratio was 0.40%. On February 27, 2009, the FDIC board voted to raise deposit insurance premiums, adopted a broader risk-based assessment system, adopted a seven-year time frame to re-capitalize the Deposit Insurance Fund to a reserve ratio of 1.15%, and proposed an interim rule to provide for a special assessment of 20 basis points on all institutions on June 30, 2009. The interim rule would also allow the FDIC to impose additional special assessments of 10 basis points on a quarterly basis.
     Under the FDIC’s risk-based assessment system, the assessment rate for an insured depository institution depends on the risk classification assigned to the institution by the FDIC, which is determined by the institution’s CAMELS components supervisory ratings and financial ratios. Effective for the second quarter of 2009, the annual assessment base rate will range from 12 to 16 basis points for Risk Category I banks, an increase of 2 basis points from current assessment levels. The other base rates are 22 basis points for Category II, 32 basis points for Category III and 45 basis points for Category IV. The assessment rates can be lower based on a bank’s unsecured debt and the level of excess capital above the well-capitalized threshold. The FDIC will impose a surcharge on Category I banks of zero to 8 basis points (and more on other risk categories) on secured liabilities, including Federal Home Loan Bank advances and repurchase agreements. Benjamin Franklin Bank is assigned to Risk Category I. For 2008 and 2007, Benjamin Franklin Bank’s total FDIC assessment was $355,600 and $76,100, respectively.

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
     In October 2008, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, pursuant to which the FDIC adopted a Temporary Liquidity Guarantee Program, temporarily providing a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies (“Debt Guarantee Program”), as well as 100% deposit insurance for deposits in non-interest bearing transaction deposit accounts (“Transaction Account Guarantee Program”). Coverage under both components of the Temporary Liquidity Guarantee Program was available until November 12, 2008 without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Bank opted in to both the Transaction Account Guarantee Program and the Debt Guarantee Program in November 2008. As of December 31, 2008, the Company had no senior unsecured debt outstanding.
     Federal Reserve System.
     The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts between $10.3 million and $44.4 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and for amounts greater than $44.4 million, 10.0% (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%), against that portion of total transaction accounts in excess of $44.4 million. The first $10.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Benjamin Franklin Bank is in compliance with these requirements.
     Federal Home Loan Bank System.
     Benjamin Franklin Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank (“FHLB”) provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Benjamin Franklin Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2008 of $11.2 million. At December 31, 2008, Benjamin Franklin Bank had $223.5 million in outstanding FHLB advances.
     The Federal Home Loan Banks are required to provide funds for certain purposes, including the resolution of insolvent thrifts in the late 1980s, and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. In late 2008, the FHLB increased its retained earnings target in light of ongoing market volatility. In early 2009, the Company was notified that the FHLBB had reaffirmed its late-2008 announcement placing a moratorium on excess stock repurchases and suspended its dividend for the first quarter of 2009. The FHLBB further noted that there exists considerable uncertainty about the amount of future FHLB dividend payouts. For 2008 and 2007, cash dividends from the FHLB to Benjamin Franklin Bank amounted to $379,000 and $573,000, respectively. There can be no assurance that these recent announcements and actions by the FHLB will not cause a decrease in the value of the Federal Home Loan Bank stock held by Benjamin Franklin Bank.

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
     Miscellaneous Regulation.
     Community Reinvestment Act. Under the Community Reinvestment Act (CRA), as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Benjamin Franklin Bank’s latest FDIC CRA rating was “satisfactory.”
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
     The provisions of Sarbanes-Oxley include requirements governing the independence, composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, among other things, requires that the chief executive and chief financial officer certify as to the accuracy of periodic reports filed by the Company with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. For accelerated filers and large accelerated filers, Section 404 of Sarbanes-Oxley also requires the inclusion of an internal control report and assessment by management in the annual report to stockholders. For the year ended December 31, 2006, the Company was an accelerated filer for the first time, subject to the requirements of Section 404 of Sarbanes-Oxley.
     Emergency Economic Stabilization Act of 2008. In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury (“the Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U. S. financial markets.
     The Treasury was authorized to purchase equity stakes in U. S. financial institutions. Under this program, known as the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions through the purchase of preferred stock or subordinated debentures by the Treasury. In conjunction with the purchase of preferred stock from publicly-held financial institutions, the Treasury received warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP and are restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury. The Company has elected not to participate in the CPP.
     American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”), more commonly known as the economic stimulus or economic recovery package, was signed into law. The Stimulus Bill includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, the Stimulus Bill imposes certain new executive compensation and corporate expenditure limits on all current and future TARP (including CPP) recipients that are in addition to those previously announced by the U.S. Treasury.

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

Item 1.A. Risk Factors
Risks Related to the Merger
     Benjamin Franklin’s shareholders will receive a fixed ratio of 0.59 shares of Independent common stock for each share of Benjamin Franklin common stock regardless of any changes in the market value of Benjamin Franklin common stock or Independent common stock before the completion of the merger.
     Upon completion of the merger, each share of Benjamin Franklin common stock will be converted into the right to receive 0.59 shares of Independent common stock. There will be no adjustment to the exchange ratio (except for adjustments to reflect the effect of any stock split, reverse stock split, stock dividend, recapitalization, reclassification or other similar transaction with respect to Benjamin Franklin common stock), and the parties do not have a right to terminate the merger agreement based upon changes in the market price of either Independent common stock or Benjamin Franklin common stock. Accordingly, the dollar value of Independent common stock that Benjamin Franklin’s shareholders will receive upon completion of the merger will depend upon the market value of Independent common stock at the time of completion of the merger, which may be different from, and lower than, the closing price of Independent common stock on the last full trading day preceding public announcement that Independent and Benjamin Franklin entered into the merger agreement, the last full trading day prior to the date of proxy statement delivered to shareholders of Benjamin Franklin or the date of the shareholder meeting. The market values of Independent common stock and Benjamin Franklin common stock have varied since Independent and Benjamin Franklin entered into the merger agreement and will continue to vary in the future due to changes in the business, operations or prospects of Independent and Benjamin Franklin, market assessments of the merger, regulatory considerations, market and economic considerations, and other factors both within and beyond the control of Benjamin Franklin.
     Benjamin Franklin will be subject to business uncertainties and contractual restrictions while the merger is pending.
     Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Benjamin Franklin and consequently on Independent. These uncertainties may impair Benjamin Franklin’s ability to attract, retain and motivate key personnel until the merger is consummated, and could cause customers and others that deal with Benjamin Franklin to seek to change existing business relationships with Benjamin Franklin. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles with Independent. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Independent, Independent’s business following the merger could be harmed. In addition, the merger agreement restricts Benjamin Franklin from making certain acquisitions and taking other specified actions until the merger occurs without the consent of Independent. These restrictions may prevent Benjamin Franklin from pursuing attractive business opportunities that may arise prior to the completion of the merger.
     The merger agreement prohibits Benjamin Franklin from pursuing alternatives to the merger following shareholder approval.
     The merger agreement contains provisions that limit Benjamin Franklin’s ability to discuss competing third-party proposals to acquire all or substantially all of Benjamin Franklin, including a prohibition on any such discussions following the shareholders’ approval of the merger. These provisions, which include a $4.5 million termination fee payable under certain circumstances, are likely to discourage a potential competing acquiror that might have an interest in acquiring all or substantially all of Benjamin Franklin from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger, or might result in a potential competing acquiror proposing to pay a lower per share price to acquire Benjamin Franklin than it might otherwise have proposed to pay.

     Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.
     Before the merger may be completed, certain approvals or consents must be obtained from the various bank regulatory and other authorities in the United States and the Commonwealth of Massachusetts. Although the Federal Reserve Board has already approved the merger, the Massachusetts Board of Bank Incorporation (“BBI”) has not yet given its approval, and could impose conditions on the completion of the merger or require changes to the terms of the merger. While Benjamin Franklin does not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of Independent following the merger, any of which might have a material adverse effect on Independent following the merger.
     Independent is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that would constitute a “Burdensome Condition” as defined in the merger agreement. There can be no assurance as to whether the BBI approval will be received or the timing of the approvals.
     If the merger is not consummated by April 30, 2009, either Independent or Benjamin Franklin may choose not to proceed with the merger.
     Either Independent or Benjamin Franklin may terminate the merger agreement if the merger has not been completed by April 30, 2009, unless the failure of the merger to be completed has resulted from the failure of the party seeking to terminate the merger agreement to perform its obligations.
Risks Related to Our Business
     The following risk factors are relevant to our future results and financial success, and you should read them with care:
     Difficult market conditions have adversely affected the industry in which the Company operates.
     Dramatic declines in the housing market over the past year, with falling home prices, increasing foreclosures, and increasing unemployment have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including Government-Sponsored Entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could materially affect the Company’s business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial services industry. In particular, the Company may face the following risks in connection with the following:

•	The Company expects to face increased regulation of its industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.

•	Market developments may cause increases in loan delinquencies and default rates, which could unfavorably affect the Company’s loan charge-offs and provision for loan losses.

•	The Company’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms, or at all, could be adversely affected by further disruptions in the capital markets or other events.

•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	FDIC insurance premiums paid by the Company are scheduled to increase significantly in 2009, and may increase even further because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of their reserves to insured deposits.
     There can be no assurance that recent action by governmental agencies and regulators, as well as recently enacted legislation authorizing the U.S. government to invest in, and purchase large amounts of illiquid assets from, financial institutions will help stabilize the U.S. financial system.
     In 2008 and early 2009 the U.S. Government has taken steps to stabilize and stimulate the financial services industry and overall U.S. economy, including the enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”). These enactments reflect an initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments for financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The ARRA represents a further effort by the U.S. government to stabilize and stimulate the U.S. economy. At this time the effects and ultimate success of the EESA and the ARRA are unknown. There can be no assurance as to the actual impact that the EESA or ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of its common stock.
     Changes in interest rates could adversely impact our financial condition and results of operations.
          The Company’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Rates earned or paid on assets and liabilities may react differently to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. Additionally, some assets such as adjustable-rate mortgages have features, and rate caps, which restrict changes in their interest rates.
          Factors such as recession, unemployment, inflation, money supply, instability in domestic and foreign financial markets, and other factors beyond the Company’s control may affect interest rates. Changes in market interest rates will also affect the cash flows on assets such as loans and mortgage-backed securities, resulting in the receipt of proceeds that may have to be reinvested at a lower rate than anticipated. Although the Company pursues an asset-liability management strategy designed to mitigate its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on the Company’s profitability.
          The present state of the financial and credit markets has severely impacted the global and domestic economies and has led to a significantly tighter environment in terms of liquidity and availability of credit during 2008. In addition, economic growth has slowed down both nationally and globally, and as a result many economists and market observers have concluded that the national economy is in a deep economic recession. Market disruption, government and central bank policy actions intended to counteract the effects of recession, changes in investor expectations regarding compensation for market risk, credit risk and liquidity risk and changing economic data could continue to have dramatic effects on both the volatility of and the magnitude of the directional movements of interest rates. Although the Company pursues an asset-liability management strategy designed to mitigate its risk from changes in interest rates, changes in market interest rates can have a material adverse effect on the Company’s profitability.
          Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional information on the Company’s exposure to changes in market interest rates.
     The determination of our allowance for loan losses is highly subjective and could materially affect our results of operations or financial position.
          Our loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment. We may therefore experience significant credit losses that could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our provision for loan losses. Material additions to the allowance could materially decrease our net income.
     A significant amount of our loans are concentrated in Massachusetts, and the adverse conditions in this area could negatively impact our operations.
          Substantially all of the loans we originate are secured by properties located in or are made to businesses that operate in Massachusetts. Because of the concentration of our loan origination activities in Massachusetts, the current adverse economic conditions, downward pressure on housing prices, and increased unemployment, may affect Massachusetts and the ability of property owners and businesses in Massachusetts to make payments of principal and interest on the underlying loans. We may experience higher rates of loss and delinquency on our loans than if our loans were more geographically diversified, which could have an adverse effect on our results of operations or financial condition.
     Our Commercial Real Estate, Construction And Commercial Business Loans May Expose Us To Increased Credit Risks, And This Risk Will Increase As We Increase Our Investment In These Types Of Loans.
     Residential real estate loans represent a smaller proportion of our loan portfolio than the average for all savings institutions in New England. As of December 31, 2008, commercial real estate, construction and commercial business loans represented 59.1% of our total loan portfolio. This proportion has increased significantly since December 31, 2004, when that percentage stood at 30.9%. The increase is the result of the acquisition of Chart Bank, which had a higher proportion of commercial loans in its portfolio than did Benjamin Franklin, and of internally-generated growth in commercial credits in the 2005 — 2008 years. We intend to grow commercial real estate and commercial business loans further as a proportion of our portfolio over the next several years. Construction loans, while they are not likely to increase as a percentage of total commercial loans, may increase in absolute terms in line with the overall growth in the Bank’s loan portfolio. In general, construction loans, commercial real estate loans and commercial business loans generate higher returns, but also pose greater credit risks, than do owner-occupied residential mortgage loans. As our various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.
     The repayment of construction and commercial real estate loans depends on the business and financial condition of borrowers and, in the case of construction loans, on the economic viability of projects financed. A number of our borrowers have more than one construction or commercial real estate loan outstanding with us. Further, these loans are concentrated primarily in Eastern Massachusetts. Economic events and changes in government regulations, which we and our borrowers cannot control, could have an adverse impact on the cash flows generated by properties securing our construction and commercial real estate loans and on the values of the properties securing those loans. We held $231.1 million in construction and commercial real estate loans in our loan portfolio as of December 31, 2008 representing 33.2% of total loans on that date.
     We make both secured and some short-term unsecured commercial business loans, holding $180.3 million of these loans in our loan portfolio as of December 31, 2008, representing 25.9% of total loans on that date. Of this amount, $136.0 million represent loans secured by owner-occupied commercial real estate, and $44.3 million are either unsecured or secured, typically by equipment, leases, inventory and accounts receivable. Repayment of both secured and unsecured commercial business loans depends substantially on our borrowers’ underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Compared to real estate, other collateral is more difficult to monitor, its value is harder to ascertain and may depreciate more rapidly, and it may not be as readily saleable if repossessed.
     Strong Competition Within Our Market Area May Limit Our Growth And Profitability.
     We face significant competition both in attracting deposits and in originating loans. Savings banks, credit unions, savings and loan associations and commercial banks operating in our primary market area have historically provided most of our competition for deposits. In addition, and particularly in times of high interest rates, we face additional and significant competition for funds from money-market mutual funds and issuers of corporate and government securities. Competition for the origination of real estate and other loans comes from other thrift institutions, commercial banks, insurance companies, finance companies, other institutional lenders and mortgage companies. Many of our competitors have substantially greater financial and other resources than ours. Moreover, we may face increased competition in the origination of loans if competing thrift institutions convert to stock form, because such converting thrifts would likely seek to invest their new capital into loans. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over us.

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
     This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and Massachusetts’s deceptive acts and practices law. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. No assurance can be given that the foregoing body of regulations and supervision will not change so as to affect us adversely.
     Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative effect on our results of operations.
     The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired. The Company has recognized goodwill and other identifiable intangible assets as a result of two acquisitions (refer to Note 7 in the Notes to Consolidated Financial Statements, on page F-24). The Company evaluates goodwill and other identifiable intangible assets for impairment at least annually by comparing fair value to the carrying amount. Although the Company determined that goodwill and other identifiable intangible assets were not impaired as of December 31, 2008, a significant and sustained decline in our stock price, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other identifiable intangible assets. If the Company were to conclude that a future write-down of its goodwill or intangible assets were necessary, then the Company would record the appropriate change to earnings, which could adversely affect its results of operations and financial position.
     Deterioration in the Federal Home Loan Bank of Boston’s (“FHLBB”) capital might restrict the FHLBB’s ability to meet the funding needs of its members, cause the suspension of its dividend to continue and cause its stock to be determined to be impaired.
     A significant portion of the Bank’s liquidity needs are met through its access to funding pursuant to its membership in the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB is to obtain funding from the FHLBB. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding.
     In February 2009, the FHLBB announced that it has suspended the dividend payment for the first quarter of 2009, that dividend payments for the remainder of 2009 are unlikely, and that it will continue the moratorium put into effect in the fourth quarter of 2008 on all excess stock repurchases, in an effort to help preserve capital. Should the FHLBB experience further deterioration in its capital, it may restrict the FHLBB’s ability to meet the funding needs of its members, and, as a result may have an adverse effect on the Bank’s liquidity position. Further, as an FHLBB stockholder the Bank’s net income will be adversely affected by the suspension of the dividend and would be further adversely affected should the stock be determined to be impaired.
Item 1.B. Unresolved Staff Comments
     None.

Item 2. Properties
Benjamin Franklin Bank conducts its business through its main office located in Franklin, Massachusetts and ten other offices located southwest of the Boston metropolitan area. The following table sets forth information about our offices as of December 31, 2008:

	Year Opened/	Owned or	Expiration of	Renewal
	Acquired	Leased	Lease	Options

Main Office:
58 Main Street Franklin, MA 02038	1935	Owned	—	—

Branch Offices:
231 East Central Street Franklin, MA 02038	1998	Leased	December 2021	Three 5-year renewal terms

4 North Main Street Bellingham, MA 02019	1982	Leased	December 2021	Three 5-year renewal terms

1 Mechanic Street Foxborough, MA 02035	1998	Leased	December 2021	Three 5-year renewal terms

76 North Street Medfield, MA 02052	1998	Owned	—	—

221 Main Street Milford, MA 01757	1992	Leased	December 2021	Three 5-year renewal terms

40 Austin Street Newton, MA 02460	2005	Leased	December 2021	Three 5-year renewal terms

1290 Main Street Waltham, MA 02451	2005	Leased	December 2021	Three 5-year renewal terms

75 Moody Street Waltham, MA 02453	2005	Leased	March 2018	Three 10-year renewal terms

330B Washington Street Wellesley, MA 02481	2006	Leased	December 2010	Two 5-year renewal terms

430 Main Street Watertown, MA 02472	2006	Leased	June 2016	Two 5-year renewal terms

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
     (a) (1) Market Information.
          The Company’s common stock began trading on the NASDAQ National Market under the symbol ‘BFBC’ on April 5, 2005 and it currently trades on the NASDAQ Global Select Market under that symbol. Before that time, the Company was a mutual holding company and had never issued capital stock. The following table sets forth the high and low prices of the Company’s common stock and the dividends declared per share for the periods indicated:

			Dividends Declared
	High	Low	Per Share

2007
First Quarter	$16.94	$14.19	$0.04
Second Quarter	15.68	13.50	0.06
Third Quarter	14.34	12.01	0.06
Fourth Quarter	14.98	11.50	0.06

2008
First Quarter	$14.62	$12.77	$0.06
Second Quarter	14.59	12.50	0.08
Third Quarter	12.92	11.15	0.08
Fourth Quarter	15.65	9.49	0.08
     (a) (2) Holders.
     As of December 31, 2008, there were 7,842,015 shares of common stock issued, which were held by approximately 1,280 registered holders. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees.
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
     (a) (4) Securities Authorized for Issuance under Equity Compensation Plans.
     The following table provides information as of December 31, 2008 with respect to shares of common stock that may be issued under the Company’s Stock Incentive Plan, approved by shareholders at the May 11, 2006 Annual Meeting of Stockholders:

			C
			Number of Securities
	A		Remaining Available for
	Number of Securities to	B	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercises of Outstanding	Exercise Price of	Plans (Excluding Securities
Plan Category	Options (a)	Outstanding Options (b)	Reflected in Column A)
Equity compensation plans approved by security shareholders:
Stock options	535,571	$13.63	62,170
Restricted stock			14,993

Equity compensation plans not approved by security shareholders	—	—	—

Total	535,571	$13.63	77,163

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

	Period Ending
Index	04/05/05	06/30/05	12/31/05	12/31/06	12/31/07	12/31/08
Benjamin Franklin Bancorp	100.00	114.31	140.46	164.23	134.34	156.21
Russell 2000	100.00	104.41	110.55	130.85	128.80	85.28
SNL New England Bank	100.00	103.21	111.99	132.18	154.72	78.26
SNL New England Thrift	100.00	107.58	109.80	143.09	118.57	124.78
     (b) Use of Proceeds. Not applicable.
     (c) Repurchases of Equity Securities.
     On November 14, 2006, Benjamin Franklin Bancorp announced that its Board of Directors had authorized a plan to repurchase up to 412,490 shares (approximately 5%) of the Company’s outstanding common shares, at the discretion of management through open market transactions or negotiated block transactions. In 2007, the Company repurchased all shares authorized under this plan, at an average price of $14.28 per share. On November 29, 2007, the Company’s Board of Directors authorized a second repurchase plan, permitting the repurchase of up to a maximum of 394,200 shares. As of December 31, 2008, total repurchases under the second plan were 219,400 at an average price of $13.62 per share.

Item 6. Selected Financial Data
     The following tables contain certain information concerning the consolidated financial position and results of operations of Benjamin Franklin Bancorp at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements of Benjamin Franklin Bancorp, Inc. and Subsidiary and notes beginning on page F-1 of this Annual Report and Management’s Discussion and Analysis appearing in Item 7 of this Annual Report.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$997,740	$903,278	$914,122	$867,515	$517,691
Loans, net (1)	688,829	606,946	640,213	605,590	383,671
Securities (2)	199,651	168,352	137,964	132,500	93,262
Deposits	652,928	617,368	633,179	611,673	396,499
Short-term borrowings	34,500	2,500	10,000	—	4,250
Long-term debt	189,046	162,784	148,969	140,339	81,000
Stockholders’ equity	109,795	107,444	109,405	108,112	31,328

(1)	Includes loans held for sale of $63.7 million at December 31, 2006.

(2)	Includes restricted equity securities.

	For the Years Ended December 31,
	2008	2007	2006(3)	2005(1)(2)	2004
	(Dollars in thousands, except per share data)
Selected Operating Data:

Interest and dividend income	$49,147	$48,173	$44,259	$35,135	$20,795
Interest expense	22,174	24,488	20,863	13,117	7,032

Net interest income	26,973	23,685	23,396	22,018	13,763
Provision for loan losses	2,298	634	201	525	451

Net interest income after provision for loan losses	24,675	23,051	23,195	21,493	13,312
Non-interest income	5,671	7,772	3,549	3,487	2,148
Gain (loss) on sale/write-down of securities, net	—	38	(25)	—	(24)
Non-interest expense	24,708	25,687	22,337	23,437	12,855

Income before income taxes	5,638	5,174	4,382	1,543	2,581
Income tax provision (benefit)	1,969	1,532	(358)	1,112	892

Net income	$3,669	$3,642	$4,740	$431	$1,689

Dividends paid per common share	$0.30	$0.22	$0.13	$0.06	n/a
Dividend payout ratio	60.00%	46.81%	21.67%	n/a	n/a
Earnings per share (basic)	$0.50	$0.48	$0.60	n/a	n/a
Earnings per share (diluted)	$0.50	$0.47	$0.60	n/a	n/a

(1)	Operating results for 2005 reflect the acquisition of Chart Bank, the conversion from mutual to stock form, and the $4.0 million pre-tax contribution to the Benjamin Franklin Bank Charitable Foundation, all occurring on April 4, 2005.

(2)	The Company’s mutual-to-stock conversion was completed on April 4, 2005. Because shares were not issued and outstanding for the entire period, earnings per share have not been reported for the year ended December 31, 2005. Earnings per share (both basic and diluted) were $.16 in each of the third and fourth quarters of 2005. Cash dividends paid per share were $.03 in each of the third and fourth quarters of 2005.

(3)	Operating results for 2006 reflect the effect of the sale and leaseback of six of the Bank’s branch locations as well as a loss incurred upon the designation of $63.7 million of loans as held for sale at December 31, 2006.(*)

(*)	For further information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.38%	0.40%	0.53%	0.06%	0.34%
Return on average equity (ratio of net income to average equity)	3.41%	3.36%	4.35%	0.49%	5.59%
Net interest rate spread (1)	2.59%	2.40%	2.45%	2.79%	2.63%
Net interest margin (2)	3.10%	3.00%	3.01%	3.21%	3.00%
Efficiency ratio (3)	73.95%	80.13%	71.38%	68.00%	79.66%
Non-interest expense to average total assets	2.56%	2.84%	2.50%	3.01%	2.61%
Average interest-earning assets to average interest- bearing liabilities	118.75%	118.34%	120.06%	121.90%	123.91%
Asset Quality Ratios:
Non-performing assets to total assets	0.90%	0.18%	0.17%	0.05%	0.07%
Non-performing loans to total loans and loans held for sale	1.30%	0.26%	0.24%	0.08%	0.09%
Allowance for loan losses to non-performing loans	87.85%	362.27%	344.77%	1115.85%	852.82%
Allowance for loan losses to total loans	1.14%	0.94%	0.92%	0.85%	0.74%
Capital Ratios:
Equity to total assets at end of year	11.00%	11.89%	11.97%	12.46%	6.05%
Average equity to average assets	11.12%	11.98%	12.20%	11.36%	6.13%
Risk-based capital ratio at end of year	11.72%	12.32%	14.43%	15.30%	12.48%
Other Data:
Number of full service offices	11	11	10	9	6

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense minus expenses related to the amortization of intangible assets, and (in 2005) to the contribution to the Benjamin Franklin Bank Charitable Foundation, divided by the sum of net interest income (before the loan loss provision) plus non-interest income (excluding nonrecurring net gains (losses) on sale of bank assets).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section is intended to help potential investors understand the financial performance of Benjamin Franklin Bancorp and Benjamin Franklin Bank through a discussion of the factors affecting our financial condition at December 31, 2008 and 2007 and our consolidated results of operations for the years ended December 31, 2008, 2007 and 2006. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that begin on page F-1 of this Annual Report. In addition, this section should also be read in conjunction with Item 1.a., Risk Factors. In this section, we sometimes refer to Benjamin Franklin Bank and Benjamin Franklin Bancorp together as “Benjamin Franklin” since the financial condition and results of operation of Benjamin Franklin Bancorp closely reflect the financial condition and results of operation of its sole operating subsidiary, Benjamin Franklin Bank.

Overview
     Financial Condition. The Company’s total assets increased by $94.5 million, or 10.5%, during the year 2008, despite a weakening regional economy and national recession. Strong growth occurred in its core business lines, including $83.8 million in total loans and $54.7 million in core (non-maturity) deposit accounts. In addition, the Company’s investment portfolio increased by $31.3 million, and FHLB borrowings increased by $58.3 million.
     The Company’s commercial loans increased by $27.9 million, or 7.3%, from year-end 2007, including $21.0 million in commercial business loans (up 13.2%) and $15.1 million in commercial real estate loans (up 9.0%). The residential mortgage portfolio increased by $52.3 million, or 27.8%, during the year 2008. Demand for the Bank’s residential mortgage products continued to be strong despite the onset of recessionary conditions. However, as opposed to selling fixed-rate mortgage originations into the secondary market, the Bank elected to hold most of its production in its portfolio, due to the relatively attractive interest spreads that were available on marginal new business.
     The Bank’s focus on attracting and retaining core deposit accounts (savings, money market, demand and NOW accounts) produced an aggregate twelve-month increase of $54.7 million, or 15.4%, over year-end 2007. Growth in core deposits in 2008 was concentrated in certain customer segments and product offerings. The municipal customer segment grew by $22.1 million in 2008. In addition, the Bank’s business cash management product and a consumer linked NOW/Savings account product increased by $7.5 million and $34.6 million, respectively, during the year.
     The Company’s securities portfolio increased 18.6%, or $31.3 million, during the year 2008. Management continued to strengthen its overall liquidity position by expanding a high-quality portfolio entirely comprised of government-sponsored enterprise debt obligations, and government-issued mortgage-backed securities that are not collateralized by any sub-prime loans.
     The Company’s borrowed funds increased by $58.3 million, or 35.2%, during the year 2008. The Company utilized a diversified mix of FHLB advances to help fund growth in residential mortgage loans during the year. Very low rates offered on short-term advances late in the year also provided an opportunity for the Company to lower its overall cost of funds.
     Within the Bank’s loan portfolio, delinquencies and non-performing assets increased during 2008. Loan portfolio delinquencies increased to 2.16% of total loans at December 31, 2008, from 0.71% at year-end 2007, and the ratio of non-performing assets to total assets at December 31, 2008 was 0.90%, compared to 0.18% at year-end 2007. These increases largely reflect the addition of one $6.4 million commercial loan relationship to non-performing status in the second quarter of 2008. The allowance for loan losses as a percent of total loans was 1.14% at December 31, 2008, compared to 0.94% at December 31, 2007. Charge-offs, net of recoveries on loans previously charged-off, were a nominal $158,000 in the year 2008, slightly less than the $182,000 in the prior year.
     Operating Results. For the year ended December 31, 2008, Benjamin Franklin Bancorp earned $3.7 million, or $.50 per share (basic and diluted) compared to $3.6 million, or $.47 per diluted share ($.48 per basic share) for the year 2007.
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

     The Company’s net interest income increased by $3.3 million, or 13.9%, comparing the years 2008 and 2007. This increase was the result of overall balance sheet growth (average interest-earning assets increased by 10.2%) in addition to a ten basis point increase (from 3.00% to 3.10%) in the net interest margin. In general, the Company’s loan growth, and its ability to significantly lower its funding costs (particularly for time deposits) were primary contributors to the improvement in net interest income. These improvements were made in the context of a steepening yield curve, offset somewhat by competitive deposit pricing pressure that intensified with the emergence of an industry-wide liquidity crisis in late 2008.
     The quality of Benjamin Franklin Bank’s loan assets, as well as portfolio growth and mix, influence earnings through provisions to the allowance for loan losses. The Bank’s loan loss provision increased by $1.7 million comparing the years 2008 and 2007. The increase in the 2008 provision can be attributed in part to the addition of $1.6 million of reserves for impaired loans, including $972,000 for one $6.4 million non-performing commercial loan relationship. The increase can further be attributed to the year’s $83.8 million growth in total loans, as well as an increase in the general reserves allocated for residential mortgage loans.
     Non-interest income decreased from $7.8 million in 2007 to $5.7 million in 2008. A majority of the $2.1 million decrease pertained to a $1.4 million reduction in ATM servicing fees. The Company earns fees from independent service organizations for supplying cash used in ATM machines nationwide. During 2008, both the cash balances supplied and earnings rate (based on the prime rate) declined substantially. In addition, gains on asset sales decreased by $1.0 million year-over-year, including $309,000 of gains from non-recurring sources.
     The Company’s operating expenses decreased by $1.0 million, or 3.8%, comparing 2008 to 2007. The majority of the year-over-year decrease was $1.2 million in salaries and employee benefits, primarily reflecting reductions in retirement plan, stock incentive plan, and medical insurance costs. The 2008 results also included $550,000 of costs incurred in connection with the pending merger with Independent Bank Corp.
Critical Accounting Policies
     Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. Benjamin Franklin considers the following to be its critical accounting policies:
     Allowance for Loan Losses. This accounting policy is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and is based on a periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. For a full discussion of the allowance for loan losses, please refer to “Business—Asset Quality” in Item 1.
     Income Taxes. Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. Benjamin Franklin uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance related to deferred tax assets is established when, in management’s judgment, it is more likely than not that all or a portion of such deferred tax assets will not be realized. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense. For further information about the Company’s deferred tax assets at December 31, 2008 and 2007, refer to Note 11 of the Notes to Consolidated Financial Statements, page F-28.
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

	Years Ended December 31,
	2008			2007			2006
	Average			Average			Average
	Outstanding			Outstanding			Outstanding
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
				(Dollars in thousands)
Interest-earning assets:
Loans (4)	$662,079	$40,575	6.06%	$608,811	$39,182	6.38%	$626,715	$37,676	5.97%
Securities	187,532	8,154	4.34%	162,349	8,139	5.01%	137,765	5,925	4.30%
Short-term investments	20,033	418	2.05%	17,861	852	4.70%	13,906	658	4.66%

Total interest-earning assets	869,644	49,147	5.60%	789,021	48,173	6.06%	778,386	44,259	5.65%
Non-interest-earning assets	96,652			116,246			113,930

Total assets	$966,296			$905,267			$892,316

Interest-bearing liabilities:
Savings accounts	$80,849	323	0.40%	$81,691	397	0.49%	$91,201	456	0.50%
Money market accounts	135,511	2,426	1.79%	109,123	2,917	2.67%	100,741	2,299	2.28%
NOW accounts	62,651	1,129	1.80%	40,607	922	2.27%	27,155	75	0.27%
Certificates of deposit	260,589	9,523	3.65%	281,138	12,749	4.53%	288,969	11,717	4.05%

Total deposits	539,600	13,401	2.48%	512,559	16,985	3.31%	508,066	14,547	2.86%
Borrowings	192,711	8,773	4.48%	154,206	7,503	4.80%	140,281	6,316	4.44%

Total interest-bearing liabilities	732,311	22,174	3.01%	666,765	24,488	3.66%	648,347	20,863	3.20%
Non-interest bearing liabilities	126,525			130,067			135,082

Total liabilities	858,836			796,832			783,429
Equity	107,460			108,435			108,887

Total liabilities and equity	$966,296			$905,267			$892,316

Net interest income		$26,973			$23,685			$23,396

Net interest rate spread (1)			2.59%			2.40%			2.45%
Net interest-earning assets (2)	$137,333			$122,256			$130,039

Net interest margin (3)			3.10%			3.00%			3.01%
Average of interest-earning assets to interest-bearing liabilities			118.75%			118.34%			120.06%

(1)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

(4)	Loans include loans held for sale.

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

	Years Ended December 31,			Years Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,322	($1,929)	$1,393	($1,098)	$2,604	$1,506
Securities	1,172	(1,157)	15	1,148	1,066	2,214
Short-term investments	93	(527)	(434)	189	5	194

Total interest-earning assets	4,587	(3,613)	974	239	3,675	3,914

Interest-bearing liabilities:
Savings accounts	(4)	(70)	(74)	(46)	(13)	(59)
Money market accounts	607	(1,098)	(491)	202	416	618
NOW accounts	426	(219)	207	54	793	847
Certificates of deposit	(882)	(2,344)	(3,226)	(325)	1,357	1,032

Total deposits	147	(3,731)	(3,584)	(115)	2,553	2,438

Borrowings	1,778	(508)	1,270	655	532	1,187

Total interest-bearing liabilities	1,925	(4,239)	(2,314)	540	3,085	3,625

Change in net interest income	$2,662	$626	$3,288	($301)	$590	$289

Comparison of Financial Condition At December 31, 2008 and December 31, 2007
     Total Assets. Total assets increased by $94.5 million, or 10.5%, from $903.3 million at December 31, 2007 to $997.7 million at December 31, 2008. This increase was primarily the result of $83.8 million of growth in the loan portfolio, including $52.3 million in residential mortgages and $27.9 million in commercial loans. Asset growth in 2008 was funded primarily by increases in deposits ($35.6 million) and borrowings ($58.3 million).
     Cash and Short-term Investments. Cash balances, consisting of $9.3 million in cash and correspondent bank balances and $28.1 million in cash supplied to ATMs owned by independent service organizations (“ISO’s”), dropped by $16.8 million to $37.4 million as of December 31, 2008 when compared to December 31, 2007. During 2008, cash and correspondent bank balances declined by $2.9 million and cash supplied to ATMs owned by ISOs declined by $13.9 million. The decline in cash supplied to ATMs owned by ISO’s largely reflected the loss of two customers in 2008. In the first quarter of 2009, the Bank made the decision to cease providing cash to ISOs, effective at the end of May 2009.
     Short-term investments, comprised of overnight federal funds sold ($2.3 million), repurchase agreements ($0.3 million), and money market funds ($5.6 million), decreased by $2.1 million to $8.2 million at December 31, 2008. The lower level of short-term investments at period-end 2008 was the result of ordinary fluctuations in the Bank’s short-term liquidity accounts.
     Securities. The securities portfolio totaled $199.7 million at December 31, 2008, an increase of 18.6%, or $31.3 million, from $168.4 million at December 31, 2007. The portfolio represented 20.0% of total assets at December 31, 2008, compared to 18.6% a year earlier. During 2008, Government-sponsored enterprise (“GSE”) obligations increased by $9.9 million, while the mortgage-backed securities portfolio increased by $20.6 million. The Company purchased $29.9 million of pass-through mortgage-backed securities in 2008, predominantly in the first quarter of the year. In the second half of 2008, as a response to deteriorating industry and economic conditions, management decided to re-invest maturing security proceeds primarily into short-term GSE obligations of one year to less to further strengthen its liquidity position. The securities portfolio carried a net unrealized gain of $2.0 million at December 31, 2008, compared to a net unrealized loss of $1.3 million at December 31, 2007. A sharp drop in market interest rates late in 2008 was responsible for this increase in the value of the portfolio.
     Net Loans. Net loans as of December 31, 2008 were $688.8 million, an increase of $81.9 million, or 13.5%, over net loan balances of $606.9 million as of December 31, 2007. Net loans represented 69.0% of total assets at December 31, 2008, compared to 67.2% a year prior. As in past years, management emphasized commercial lending portfolio growth, as opposed to consumer loans. However, widening interest spreads available on new residential loan business prompted a decision in late 2007 to retain new fixed-rate residential loans in portfolio, in contrast to the Company’s previous practice of selling those loans in the secondary market. As such, growth in residential loans outpaced growth in commercial loans in 2008.
     Commercial loans increased by $27.9 million, or 7.3%, year-over-year, and represented 59.1% of total loans at December 31, 2008, compared to 62.7% of total loans at December 31, 2007. Commercial loan categories with year-over-year increases included commercial real estate (up $15.1 million) and commercial business (up $21.0 million), while construction loans decreased by $8.3 million. Owner-occupied commercial real estate loans (reflected in commercial business loans) at December 31, 2008 and 2007 were $136.0 million and $120.6 million, respectively, an increase of $15.4 million or 12.8%. Management emphasizes growth in this category due to its comparatively higher potential to build deeper customer relationships with deposit products and other service offerings.

     The construction loan portfolio declined by 14.8% during 2008, totaling $47.5 million at December 31, 2008 versus $55.8 million the year-end prior. After evaluating risk / reward trade-offs in 2006, the Company decided to consider fewer construction loan transactions and toughen its underwriting standards. At December 31, 2008, the Bank had $13.9 million of unused commitments under construction lines of credit, compared to $25.1 million at the end of the prior year.
     The residential mortgage portfolio increased by $52.3 million, or 27.8%, during the year 2008, and represented 34.5% of total loans at December 31, 2008, compared to 30.7% at the end of the prior year. The increase in the residential mortgage portfolio can largely be attributed to the Company’s loan sales preferences. The Bank has historically chosen to retain its production of adjustable-rate mortgages in its portfolio and sell fixed-rate loans. In late 2007, interest spreads widened (compared to funding costs) for both conforming and jumbo residential fixed-rate loans, and as a result, the Company decided to retain much of its fixed-rate production in its portfolio. Late in the fourth quarter of 2008, as spreads narrowed, the Company returned to its previous policy of selling fixed-rate loans in the secondary market. On the whole, the Bank originated $101.2 million of residential mortgage loans in 2008, compared to $75.4 million in 2007, and sold $2.4 million of residential loans into the secondary market in 2008, compared to $43.2 million (excluding $62.2 million in a bulk loan sale and $10.8 million in reverse mortgages) in 2007.
     Consumer loans increased by $3.6 million, or 9.0%, year-over-year, and represented 6.3% of total loans at December 31, 2008, compared to 6.6% of total loans at December 31, 2007. Consumer loans consist predominantly of home equity loans (including term loans and lines-of-credit), although the Bank also offers automobile, savings secured, and other types of consumer loans. Home equity loans were $41.6 million at December 31, 2008 and represented 94.7% of the total consumer loan portfolio on that date. The home equity loan portfolio increased by $3.9 million, or 10.3%, during 2008, including a $7.2 million increase in balances outstanding in revolving lines-of-credit products. In addition to the product’s flexibility to advance or repay, customers were drawn to its variable-rate feature (considering the decline in rates). As of December 31, 2008, there were $45.8 million in unused commitments in the revolving lines-of-credit products, compared to $42.7 million at December 31, 2007.
     For information concerning the allowance for loan losses at December 31, 2008 and 2007, refer to “Asset Quality — Allowance for Loan Losses” in Item 1.
     Deposits. Deposits increased by $35.6 million to $652.9 million at December 31, 2008, 5.8% higher than the $617.4 million total at December 31, 2007. Certificates of deposit decreased by $19.1 million, or 7.3%, year-over-year. All other deposit categories (commonly referred to as core or non-maturity accounts) increased by a combined $54.7 million or 15.4% during 2008. The largest increases in non-maturity accounts were money market accounts ($35.4 million) and NOW accounts ($21.0 million), which combined grew by 34.7% for the year. Savings accounts increased by $1.5 million while demand accounts decreased by $3.3 million during the twelve-month period.
     The growth in core accounts was concentrated in certain products and customer segments. The Company’s retail premium NOW account, and its associated savings companion account, increased by $34.6 million during the year, while a line of cash management products introduced to business customers in late 2006 increased by $7.5 million, or 26.3%, year-over-year. The Company also experienced strong growth in its municipal customer segment, as balances across core deposit product lines increased by $22.1 million in 2008. Inclusive of the product and customer segmentation noted above, core deposits at two new branches (opened in 2006 and 2007) grew by a combined $13.9 million in 2008 and aggregated $27.9 million in total at December 31, 2008.

     Growth in non-maturity account balances, as well as increasingly attractive rates on short-term advances offered by the FHLBB late in the year, allowed management the flexibility to lower its offering rates on certificates of deposits, leading to a $19.1 million decline in time accounts in 2008. Certificates of deposit represented 37.3% of total deposits at the end of 2008, compared to 42.5% at the end of 2007. The Company continually evaluates all of its deposit and borrowing funding sources, in an effort to determine the most attractive mix with which to fund its asset base.
     Borrowed Funds. Borrowed funds increased by $58.3 million (or 35.2%) to $223.5 million during the year 2008. All borrowed funds at December 31, 2008 were FHLBB advances, including $14.5 million in overnight funds, $20.0 million with original terms of three months or less, and $189.0 million with original terms beyond three months. New long-term advances of $30.4 million were taken out at a weighted average term of 4.4 years to help fund the growth of fixed-rate residential mortgages in 2008. Borrowings were also used to replace certain deposits, as $19.1 million of higher-cost time deposit accounts ran off during the year. Extremely low rates offered on short-term advances late in 2008 provided the Company an opportunity to lower its overall cost of funds; the average rate of the $34.5 million in overnight funds or those with terms of three or less months at the end of the year was 0.31%.
     Stockholders’ Equity. Total stockholders’ equity was $109.8 million as of December 31, 2008, an increase of $2.4 million compared to $107.4 million at December 31, 2007. Stockholder’s equity grew pursuant to net income of $3.7 million, amortization of $1.2 million in unearned compensation, and a $2.4 million increase in the market valuation of securities available-for-sale, net of tax effects. These additions to equity were offset somewhat by $2.3 million of dividends paid to shareholders and the repurchase of 190,000 common shares in the first half of 2008 at a cost of $2.6 million.
Comparison of Operating Results For The Year Ended December 31, 2008 and December 31, 2007
     Net Income. Net income for the year ended December 31, 2008 was $3.7 million, a $27,000 increase (or 0.7%) from the $3.6 million in net income for the year 2007. This increase in net income was largely attributable to an increase of $3.3 million in net interest income and a $1.0 million reduction in operating expenses, offset partially by a $2.1 million decrease in non-interest income and a $1.7 million increase in the loan loss provision. Income taxes increased by $437,000 year-over-year, primarily due to a higher effective tax rate.

     The following graph shows the changes in various market interest rates during 2008:
     Net Interest Income. Net interest income increased $3.3 million to $27.0 million for the year ended December 31, 2008, up 13.9% from $23.7 million for the year ended December 31, 2007. The increase was the result of overall balance sheet growth (average interest-earning assets increased by $80.6 million, or 10.2%) in addition to a ten basis point increase (from 3.00% to 3.10%) in the net interest margin.
     The $80.6 million increase in average interest-earning assets in 2008 included $53.3 million in loans and $25.2 million in securities, with commercial loans and mortgage-backed securities displaying the most growth within those broader categories. Average commercial loans increased by $40.9 million to $400.9 million, while average mortgage-backed securities increased by $29.6 million to $86.6 million. The yield on average interest-earning assets decreased by 46 basis points year-over-year, due primarily to the decline in market interest rates during 2008.
     Average-interest bearing liabilities increased by $65.5 million, or 9.8%, comparing the years 2008 and 2007. Growth in average interest-bearing liabilities included $27.0 million in deposits ($47.5 million in core deposits, net of a $20.5 million decline in time deposits) and $38.5 million in borrowings. The average rate paid on all interest-bearing liabilities decreased by 65 basis points during 2008, including 83 basis points on deposits and 32 basis points on borrowings.
     Interest Income. Interest income for the year ended December 31, 2008 was $49.1 million, an increase of $974,000 or 2.0% compared to $48.2 million earned in the prior year. The $974,000 increase in interest income resulted from an $80.6 million, or 10.2%, increase in average interest-earning assets, net of a 46 basis point decrease in the yield on those assets. Comparing the two years, the overall gain in interest income caused by volume (growth) was $4.6 million, while the loss in interest income caused by declining yields was $3.6 million.

     The average balance of loans increased $53.3 million in 2008, contributing $3.3 million to the increase in interest income for the year. Of the $53.3 million increase, roughly 77% or $40.9 million was in commercial loans, the Company’s highest-yielding loan category. Commercial loans comprised 60.6% of average loans for the year 2008, compared to 59.1% in 2007. A decrease of 32 basis points, year-over-year, in the yield on loans explains an offsetting $1.9 million decrease in interest income in 2008. The decrease is attributable to the decline in market interest rates in 2008, including 400 basis points for the prime rate. The Bank was able to mitigate some of the further potential loss in loan yield in 2008 by setting rate floors on new commercial loans and by retaining its fixed-rate residential mortgage originations on the balance sheet. The yield on residential mortgages increased year-over-year by 21 basis points.
     During 2008, the average balance of securities increased by $25.2 million, but their average yield declined by 67 basis points, resulting in a small net increase of $15,000 in interest income year-over-year. Average mortgage-backed securities balances increased by $29.6 million comparing 2008 to 2007 and contributed a consistent yield of approximately 4.9% from year-to-year. However, maturities and calls of GSE obligations, which provide the Company a regular source of liquidity on a monthly basis, were replaced in the portfolio for most of 2008 at lower prevailing interest rates.
     The average balance of short-term investments increased by $2.2 million comparing the years 2008 and 2007, but their average yield dropped by 265 basis points, resulting in an overall decrease of $434,000 in interest income. The decrease in yield mirrored the decline in short-term market rates in the economy, including a 400 basis point drop in the target federal funds rate over twelve months’ time.
     In 2008, the Company received dividends aggregating $379,000 on its stock in the FHLBB, compared to $573,000 received in 2007. In early 2009, the FHLBB notified its members that the cash dividend normally paid each quarter has been suspended for the first quarter of 2009, and is unlikely to be restored during the remainder of the year.
     Interest Expense. Interest expense for the year ended December 31, 2008 decreased by $2.3 million, or 9.4%, to $22.2 million as compared to $24.5 million for the year ended December 31, 2007. The drop in interest expense arose principally from a 65 basis point, or 17.8%, decrease in the rate paid on average interest-bearing liabilities, which more than offset growth of $65.5 million, or 9.8%, in their average balances. Comparing the two years, the overall increase in interest expense caused by volume (growth) was $1.9 million, while the decrease in interest expense caused by declining rates paid was $4.2 million.
     The large and fairly steady decline in short-term market interest rates between August 2007 and December 2008 was the primary contributor to an 83 basis point decrease in the average rate paid on interest-bearing deposits comparing the years 2008 and 2007. The average cost of certificates of deposit (CD) accounts decreased during 2008 by 88 basis points, as new accounts and rollovers of existing accounts were priced at lower rates than existed at the beginning of the year. The cost of average interest-bearing core deposit accounts decreased by 44 basis points year-over-year, as the Company selectively reduced administered rates on certain products. Within total deposits, the average balance of interest-bearing core accounts (savings, money market, and NOW) increased by $47.6 million year-over-year, while the average balance of certificates of deposit dropped $20.5 million. This shift in mix from higher-priced certificates of deposit to lower-cost core accounts contributed to the drop in deposit interest expense, since the average cost of CD accounts for 2008 was 3.65%, or 226 basis points higher than core accounts. Overall, the drops in CD balances and rates contributed $3.2 million of the total net decrease in interest expense (of $2.3 million) between 2007 and 2008.
     The Company increased its average borrowings by $38.5 million in 2008, compared to 2007. The cost of these borrowed funds decreased by 32 basis points year-over-year, reflecting lower market interest rates on marginal new business. The Company often utilizes medium or long-term FHLB borrowings for asset / liability management purposes, and in 2008 borrowed $30.4 million, at a weighted rate of 3.72% and a weighted term of 4.4 years, to help fund fixed-rate residential mortgage originations. All told, borrowings interest expense increased by $1.3 million comparing the year 2007 to 2008.

     Provision for Loan Losses. The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. Refer to “Business—Asset Quality” for additional information about the Company’s methodology for establishing its allowance for loan losses. Loan loss provisions were $2.3 million and $0.6 million during the years ended December 31, 2008 and 2007, respectively. Provisions in both years partially reflected portfolio growth, and, in 2007 a changing loan mix weighted more heavily in commercial loan assets, which are reserved overall at higher percentages. The higher provision for loan losses in 2008 was primarily due to an increase in the specific reserves for impaired loans, supplemented by an increase in the general reserve allocated to residential mortgage loans due to deteriorating economic conditions. The higher 2008 provision resulted in a sizable increase in the loan loss coverage ratio. At December 31, 2008, the allowance for loan losses totaled $7.9 million, or 1.14% of total loans, compared to $5.8 million, or 0.94% of total loans at December 31, 2007.
     The benefit (negative provision) for unfunded lending commitments, included in operating expenses, amounted to $42,000 and $261,000 for the years 2008 and 2007, respectively. The reduction in reserves for unfunded lending commitments resulted from ordinary fluctuations in the volume of commitments outstanding and from management’s ongoing evaluation of the adequacy of its allowance for credit losses. Factors considered in the analysis of risk inherent in unfunded lending commitments included historical experience with respect to delinquency and charge-offs, underwriting standards, and the experience of the lending and credit analysis staff.
     Non-interest Income. Non-interest income for the year ended December 31, 2008 was $5.7 million, a $2.1 million or 27.4% decrease from the year ended 2007. Embedded in non-interest income are non-recurring gains of $92,000 in 2008 and $401,000 in 2007. During the course of 2007, the Company sold two properties at a net gain of $198,000. In May 2007, the Bank and its subsidiary Creative Strategic Solutions, Inc. (“CSSI”), entered into an agreement to sell certain of CSSI’s assets (principally its customer list and rights and obligations under its customer contracts) to another bank with an ATM servicing division. As part of the agreement, the Company collected $203,000 in two installment payments from the other bank. During 2008, the Company received an additional installment payment of $92,000 pursuant to the agreement.
     Excluding these non-recurring gains, non-interest income declined $1.8 million or 24.7% year-over-year. The most significant change was a reduction of $1.4 million, or 54.9%, in ATM servicing fee income. The income earned on the cash used to supply ATM customers is based on a formula utilizing the prime rate of interest, which declined 400 basis points to 3.25% during the course of the year. Additionally, the average cash supplied decreased by 34% as two of the ten customers left the program in early 2008. Other categories with notable declines during 2008 were gains on sales of loans ($415,000), gains on trading assets ($264,000) and other loan-related fees ($153,000). Beginning in late 2007 and for almost the entirety of 2008, management elected to hold new residential loan originations in the portfolio, which reduced loan sale gains while increasing interest income. Gains on trading assets in 2007 were earned on a $15.0 million mutual fund asset that the Company held for approximately five months. The change in other loan-related fee income was mainly attributable to a reduction in commercial loan prepayment penalty income in 2008 compared to 2007.
     Partially offsetting these declines in non-interest income was an increase in deposit servicing fees, which grew year-over-year by $282,000, or 19.0%, due primarily to increases in cash management and overdraft fees. Investment sales commissions (included in miscellaneous income) also increased significantly year-over-year, more than doubling to $207,000 in 2008, from $95,000 in 2007.

     Non-interest Expense. Non-interest expense for the year ended December 31, 2008 was $24.7 million, a decrease of $979,000 or 3.8% from $25.7 million incurred in 2007.
     Salaries and employee benefits expenses of $13.5 million in 2008 had the largest decrease year-to-year, a $1.2 million savings compared to 2007. Management implemented certain benefit cost containment measures for 2008, leading to reductions of health insurance costs (by $152,000 or 13.2%) and employee retirement expenses (by $366,000 or 24.4%). Additionally, the cost of the stock incentive program declined by $383,000 or 28.5%, primarily because the Company has been using an accelerated method of expense recognition for the program. For further information about the Company’s employee benefit and share - based compensation plans, refer to Notes 15 and 16 of the Notes to Consolidated Financial Statements, beginning on page F-36. Other expense categories with year-over-year declines included data processing, down $112,000 or 4.6% and amortization of intangible assets, down $176,000 or 21.9%. Data processing costs declined due to favorable contract re-negotiations with the Bank’s core systems vendor. The non-cash intangible asset charges declined, from $803,000 in 2007 to $627,000 in 2008, as the core deposit intangible acquired from Chart Bank in 2005 is being amortized into expense using an accelerated method.
     Expense categories that increased during 2008 compared to the prior year included professional fees ($267,000) and other general and administrative costs ($257,000). During the last quarter of 2008, the Company incurred $550,000 in consulting, legal and audit fees related to the pending merger with Independent Bank Corporation. Excluding these costs, professional fees declined year-over-year by $283,000. Within the other general and administrative expense category, FDIC insurance premiums increased 367%, from $76,000 in 2007 to $355,000 in 2008, and will increase further in 2009 as higher FDIC assessment rates are imposed in order to replenish the insurance fund. Other general and administrative expenses were also adversely impacted in 2008 by higher loan workout expenses, but benefitted from decreases in costs associated with operating the ATM cash program.
     Income Taxes. The Company recorded an income tax provision of $2.0 million for the year ended December 31, 2008, an increase of $437,000 or 28.5% from the $1.5 million recorded in 2007.
     The effective tax rate for 2008 was 34.9%, compared to 29.6% for 2007. The 2007 rate was reduced below applicable statutory rates, in part, through recognition of capital gains that allowed the use of a capital loss carryover, the tax benefit of which was unrecorded. Further, in both 2007 and 2008, the effective rates were reduced below statutory rates as a result of taxable income recorded in the Company’s security corporations, which bear lower statutory rates for state income tax purposes than that of the Bank or the Company. Offsetting this in part in 2008 was an increase in the effective rate due to merger costs, which are not tax deductible.
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
     An increase of 41 basis points, year-over-year, in the yield on loans explains 67% of the total $3.9 million increase in interest income. The increase was attributed to higher interest rates that persisted for much of 2007 as well as changes in loan mix toward higher-yielding commercial loans. A sizable proportion of the Company’s loan assets were adjustable rate, and rate resets typically were higher throughout the year. In addition, the mix of average loans changed significantly during the year toward higher-yielding assets, as commercial loans comprised 59.2% of average loans for the year 2007, compared to 47.9% in 2006, while mortgage loans comprised 34.3% and 46.0% of average loans for the years 2007 and 2006, respectively.
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
     The Company increased its average borrowings by $13.9 million in 2007, compared to 2006. The cost of these borrowed funds increased by 36 basis points year-over-year, reflecting higher market interest rates on marginal new business. The Company often takes out medium-term or longer-term FHLB borrowings for asset / liability management purposes. The Company has lengthened the weighted average term of its borrowing portfolio, providing a better matched funding source for earning assets from an interest rate risk perspective than shorter-term certificates of deposit. All told, the increase in the average balance of borrowings as well as the higher rate paid contributed 33% of the overall $3.6 million increase in interest expense, year-over-year.
     Provision for Loan Losses. The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb potential losses inherent in the loan portfolio. Refer to “Business—Asset Quality” for additional information about the Company’s methodology for establishing its allowance for loan losses. Loan loss provisions were $634,000 and $201,000 during the years ended December 31, 2007 and 2006, respectively. Provisions in both years were primarily reflective of growth and change in mix in the loan portfolio. Commercial loans increased by $54.3 million, or 16.5%, year-over-year, and represented 62.7% of total loans at December 31, 2007, compared to 56.7% a year prior. The Company reserves a higher proportion for losses on commercial loans than it does for consumer or residential mortgage loans. The lower provision in 2006 also reflected a reduction of $160,000 pursuant to the transfer of $63.7 million of residential mortgages to loans held for sale. At December 31, 2007, the allowance for loan losses totaled $5.8 million, or 0.94% of the loan portfolio, compared to $5.3 million, or 0.92%, of total loans at December 31, 2006. The increase in the allowance for loan losses as a percentage of the loan portfolio was primarily due to an increase in the proportion of commercial loans in the portfolio.
     In 2007, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities for all years presented. The provision for unfunded lending commitments (formerly included in the provision for loan losses) was reclassified to non-interest expense for all years presented. The benefit (negative provision) for unfunded lending commitments amounted to $261,000 and $15,000 for the years 2007 and 2006, respectively. The reduction in reserves for unfunded lending commitments resulted from fluctuations in the volume of commitments outstanding and from management’s ongoing evaluation of the adequacy of its allowance for credit losses. Factors considered in the analysis of risk inherent in unfunded lending commitments included historical experience with respect to delinquency and charge-offs, underwriting standards, and the experience of the lending and credit analysis staff.
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

     The following chart itemizes the sale transactions’ impact on non-interest income in 2007 and 2006 to approximate normalized operating results. Several of these transactions are described more fully following the chart:

	2007	2006	Change
	(In thousands)
Reported non-interest income	$7,810	$3,524	$4,286
Less:			—
Write-down of loans transferred to held for sale	—	(2,361)	2,361
Gain/(loss) on sale of premises	198	(503)	701
Gain on sale of CSSI customer list	203	—	203

Normalized non-interest income	$7,409	$6,388	$1,021

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
     In May 2007, the Bank and its subsidiary Creative Strategic Solutions, Inc. (“CSSI”), entered into an agreement to sell certain of CSSI’s assets (principally its customer list and rights and obligations under its customer contracts) to another bank with an ATM servicing division. As part of the agreement, the Company collected $203,000 in two installment payments from the other bank. If former CSSI customer balances and rates remain at levels outstanding at the closing of the transaction ($33 million), the Bank had the opportunity to earn two additional payments aggregating $200,000.
     Excluding the asset sale transactions listed above, non-interest income increased by $1.0 million, or 16.0%, comparing 2007 to 2006. Categories with significant increases year-over-year included other loan-related fees (up $448,000, or 92.0%), gains on loans originated for sale (up $349,000, or 105.4%), and gains on trading assets (up $264,000). The increase in loan-related fees can be attributed primarily to two causes. During 2007, the Company collected $413,000 of prepayment penalties from commercial borrowers who paid off or refinanced their loans earlier than contracted for, approximately $290,000 higher than the 2006 total. In addition, loan servicing fees, net of the amortization of mortgage servicing rights, increased by $88,000 or 57.5% year-over-year; largely due to the addition of $62.1 million of serviced loans from the bulk loan sale in the first quarter of 2007. Gains on loans originated for sale in 2007 included $234,000 in gains for a new reverse mortgage product that did not exist in 2006; the remaining year-over-year increase of $115,000 correlated with increased volume of conventional fixed rate loans sold into the secondary market. Excluding reverse mortgages and the bulk loan sale, the volume of loans sold into the secondary market increased by $10.4 million or 31.1% year-over-year. Gains on trading assets reflected the difference between the purchase amount and sales proceeds of a $15.0 million mutual fund asset that the Company held in 2007 for approximately five months.

     ATM servicing fees decreased by $525,000, or 17.2%, from 2006 to 2007, representing the only non-interest income category with a year-over-year decline. From January through April of 2007, CSSI earned fees by providing cash to ATMs owned by ISOs nationwide. Fees were collected from the ISOs for managing the ATMs and for the use of the cash in the machines. On May 1, 2007, the Bank and CSSI entered into an agreement to sell certain of CSSI’s assets (principally its customer list and rights and obligations under its customer contracts) to another bank with an ATM servicing division. As part of this transaction, the Bank retained the right to continue to supply ATM cash to its former customers, for a minimum of 30 months. The Bank continued to earn fees under this arrangement, but those fees were lower after May 1, 2007, since the Bank no longer provided full administrative and operational support for these customers. The fees charged for the use of the ATM cash are assessed using a formula based on the prime rate of interest, and vary directly over time with changes in the prime rate. The average yield (fee income divided by average cash outstanding) earned in 2007 was 5.97% compared to 7.74% earned in 2006. The decline in average rate was attributable primarily to reduced pricing commensurate with the transfer of operational risk and responsibility to the other bank, and to a lesser degree, a 100 basis point decline in the prime rate of interest during the second half of 2007.
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
     Occupancy and equipment expenses increased year-over-year by $825,000, or 31.4%, totaling $3.5 million for the year ended December 31, 2007. This increase was mainly due to the onset of rental expense in the six-branch sale/leaseback transaction in December 2006, as well as new leases for the two branches opened in Wellesley and Watertown. The final category of expense exhibiting an increase year-over-year in 2007 was data processing costs, up $466,000 or 24.0%. The increase in data processing costs reflected Company growth, including development, support and management costs for several new product offerings, and increases in the Company’s branch and ATM network.
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

Impact of Recent Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). In February 2008, the FASB issued a Staff Position which delays the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted this statement, except for items covered by the Staff Position, as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements. See Note 18 of the Consolidated Financial Statements of Benjamin Franklin Bancorp, Inc. and Subsidiary and notes beginning on page F-1.
     In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. FSP 157-3 did not have an impact on the consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement was adopted by the Company on January 1, 2008 and the Company did not elect fair value treatment for any financial assets or liabilities upon adoption.
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. Statement No. 141(R) further addresses how goodwill acquired or a gain from a bargain purchase is to be recognized and measured and determines what disclosures are needed to enable users of the financial statements to evaluate the effects of the business combination. Statement No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after December 15, 2008.
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

     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.
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
     Within management, the responsibility for risk management rests with the Enterprise Risk Management Committee, chaired by the Senior Vice President/Risk Management Officer. Other members of this Committee include the Chief Executive Officer, Chief Financial Officer, Controller, Compliance Officer and the senior officers responsible for lending, retail banking, information technology and human resources. The Enterprise Risk Management Committee meets on a monthly basis to discuss the status of the Company’s risk management efforts, including reviews of internal and external audit findings, loan review findings, and interest rate and liquidity risk (as monitored through management’s asset / liability committee (the “ALCO”). The Committee tracks any open items requiring corrective action with the goal of ensuring that each is addressed on a timely basis. The Compliance Officer and the Risk Management Officer report all findings of the Enterprise Risk Management Committee directly to the Board’s Audit and Risk Management Committee.
     Management of Credit Risk. Benjamin Franklin considers credit risk to be the most significant risk it faces, in that it has the greatest potential to affect the financial condition and operating results of the Bank. Credit risk is managed through a combination of policies established by the Board, the monitoring of compliance with these policies, and the periodic evaluation of loans in the portfolio, including those with problem characteristics. In general, Benjamin Franklin’s policies establish maximums on the amount of credit that may be granted to a single borrower (including affiliates), the aggregate amount of loans outstanding by type in relation to total assets and capital, and loan concentrations. Underwriting criterion, such as collateral and debt service coverage ratios and approval limits are also specified in loan policies. The policies also address the performance of periodic credit reviews, the risk rating of loans, when loans should be placed on non-performing status and factors that should be considered in establishing the Bank’s allowance for loan losses. For additional information, refer to “Business — Lending Activities.”
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

     Interest rate risk can be defined as the exposure of future net interest income to adverse movements in interest rates. Net interest income is affected by changes in interest rates as well as by fluctuations in the level, mix and duration of the Company’s assets and liabilities. Over and above the influence that interest rates have on net interest income, changes in rates also affect the volume of lending activity, the ability of borrowers to repay loans, the volume of loan prepayments, the flow and mix of deposits, and the market value of the Bank’s assets and liabilities.
     Several members of senior and middle management comprise Benjamin Franklin’s ALCO, and are responsible for managing the Company’s interest rate risk in accordance with policies approved by the Board of Directors. Within this risk management perspective, the ALCO is charged with managing assets and funding sources to produce results that are consistent with Benjamin Franklin’s liquidity, capital adequacy, growth, and profitability goals. On a quarterly basis, the Committee reviews with the Board its analysis of the Bank’s exposure to interest rate risk and the effect subsequent changes in interest rates could have on the Bank’s future net interest income, and by implication its business strategies. The ALCO is also actively involved in the Bank’s planning and budgeting process as well as in determining pricing strategies for deposits and loans.
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
     The ALCO’s primary tool for measuring, evaluating, and managing interest rate risk is income simulation analysis. Income simulation analysis measures the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect of interest rate shifts on net interest income over defined time horizons. These simulations take into account the specific repricing, maturity, prepayment and call options of financial instruments that vary under different interest rate scenarios. The ALCO reviews simulation results to determine whether the exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. Benjamin Franklin uses instantaneous rate shocks compared against static (or flat) rates when measuring interest rate risk, and evaluates results over two consecutive twelve-month periods. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” scenario, where both interest rates and the composition of the balance sheet remain stable over the measured time horizon(s). As of December 31, 2008, the income simulation analysis (as noted in the table below) for the first twelve-month period indicated that exposure to changing interest rates fell within the Company’s policy levels of tolerance.
     While the ALCO reviews simulation assumptions to ensure they are reasonable, and back-tests simulation results on a periodic basis as a monitoring tool, income simulation analysis may not always prove to be an accurate indicator of the Company’s interest rate risk or future earnings. There are inherent shortcomings in income simulation, given the number and variety of assumptions that must be made to perform it. For example, the projected level of future market interest rates and the shape of future interest rate yield curves have a major impact on income simulation results. Many assumptions concerning the repricing of financial instruments, the degree to which non-maturity deposits react to changes in market rates, and the expected prepayment rates on loans, mortgage-backed securities, and callable debt securities are also inherently uncertain. In addition, as income simulation analysis assumes that the Company’s balance sheet will remain static over the simulation horizon, the results do not reflect the Company’s expectations for future balance sheet growth, nor changes in business strategy that the

Company could implement in response to rate shifts to mitigate its loss exposures. As such, although the analysis described above provides an indication of the Company’s sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.
     The following table sets forth, as of December 31, 2008, the estimated changes in net interest income over the next twelve months comparing a flat (unchanged) rate scenario to projected results using various instantaneous parallel shifts in market interest rates. These computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as being indicative of actual future results.

Percentage Change in Estimated
Net Interest Income over 12 months
300 basis point increase in rates	(6.55)%
200 basis point increase in rates	(0.94)%
100 basis point increase in rates	1.41%
Flat interest rates	—
     The Company’s income simulation analysis contains important assumptions regarding the rate sensitivity of interest-bearing core deposit (non-maturity) accounts. These assumptions are reviewed and updated on a quarterly basis, upon management’s analysis of current market rates, current product rates, and the Bank’s past experience with the changes in rate paid on these deposits coincident with changes in market interest rates. This analysis is performed on a product-by-product basis. For example, in the simulation presented above, the Company assumes that its high-tier, premium NOW account rate would increase by 25% of the first 100 basis point increase in market interest rates, then by 80% of the increase beyond the first 100 basis points. For the regular savings product, considered to be minimally rate-sensitive, the Company assumes it would increase its rate by 10% of any size increase in market rates. While management monitors the quality of its assumptions, there can be no assurance that the core deposit pricing assumptions used in the simulation analysis will actually occur.
     As indicated in the table above, the result of an immediate 100 basis point parallel increase in interest rates is estimated to increase net interest income by 1.41% over a 12-month horizon, when compared to the unchanged rate scenario. For immediate 200 and 300 basis point parallel increases in the level of interest rates, net interest income is estimated to decrease by 0.94% and 6.55%, respectively, over a 12-month horizon, when compared against the unchanged rate scenario. The overall exposure of net interest income to rising rates as compared to an unchanged rate scenario results from the difference between anticipated increases in asset yields and somewhat more rapid increases in funding costs. This exposure is somewhat muted by the unusual interest rate environment in existence at December 31, 2008. As market interest rates fell dramatically during the last quarter of 2008, the ALCO decided to forego reducing its deposit pricing below certain levels, to reduce the risk of undesirable deposit runoff due to rate competition. Therefore, management assumes in this latest simulation that pricing increases in certain core and time deposit products will lag by varying amounts should market rates move upward in the near future.
     The Company regularly performs simulation analysis for downward shifts in market interest rates as well. However, the extraordinarily low levels of market interest rates in effect at December 31, 2008 render the analysis of downward rate shocks to be less meaningful than is normally the case, as many key market interest rates at that time were one percent or less. For this reason, the results are not included in the above table.

     Management of Liquidity Risk. The risk to earnings and capital arising from an organization’s inability to meet its obligations without incurring unacceptable losses is defined as liquidity risk. The Company’s Treasurer is responsible for monitoring the adequacy of Benjamin Franklin’s liquidity position on a daily basis. The Company actively manages its liquidity position under the direction of the Asset/Liability Committee, which meets weekly. The Board of Directors provides oversight on no less than a monthly basis, as well.
     Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. Benjamin Franklin uses its liquidity on a regular basis to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets, to make dividend payments to shareholders, and to meet operating expenses. In addition, the Company used funds from early 2007 to mid-2008 to repurchase its common stock. (See Item 5.(c) — “Repurchases of Equity Securities” for further information). Benjamin Franklin’s primary sources of funds consist of deposit inflows, borrowed funds, and the amortization, prepayment and maturities of loans and securities. While scheduled payments from the amortization and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows and loan and investment prepayments can be greatly influenced by general interest rates, economic conditions and competition. In addition to these regular sources of funds, the Company may choose to sell portfolio loans and investment securities to meet liquidity demands. However, it is the Bank’s general practice to hold portfolio loans and investment securities until their final maturity.
     At December 31, 2008, cash and due from banks (excluding cash supplied to ATM customers), short-term investments, and debt securities maturing within one year totaled $81.2 million or 8.1% of total assets. At December 31, 2007, these totals were $76.4 million, or 8.5% of total assets. Management believes that the Company has adequate liquidity available to respond to current and anticipated liquidity demands.
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
     The Company increased its FHLBB borrowings by $58.3 million in 2008 to a total of $223.5 million. On December 31, 2008, based on qualifying collateral calculations as promulgated by the FHLBB, the Company has access to approximately $98.8 million of additional borrowing capacity, nearly the same as the $100.8 million of capacity in place on December 31, 2007. Growth in residential mortgages outstanding, as well as the pledging of certain eligible commercial real estate loans, allowed available borrowing capacity to remain virtually unchanged between the two year-end dates, despite the $58.3 million of growth in FHLBB borrowings in 2008.

     The following tables present information indicating various contractual obligations and commitments of the Company as of the dates indicated and the respective maturity dates:
     Contractual Obligations:

	At December 31, 2008
			More than	More than
			One Year	Three Years
		One Year	through Three	through Five	Over Five
	Total	or Less	Years	Years	Years
	(Dollars in thousands)

Federal Home Loan Bank advances(1)	$223,546	$77,500	$108,700	$21,500	$15,846
Operating leases (2)	13,249	1,218	2,334	2,204	7,493
Non-qualified pension (3)	10,827	2,905	2,040	1,518	4,364
Other contractual obligations(4)	8,813	3,300	5,141	372	—

Total contractual obligations	$256,435	$84,923	$118,215	$25,594	$27,703

(1)	Secured under a blanket security agreement on qualifying assets, principally 1-4 family residential mortgage loans. An advance in the amount of $10 million maturing in June, 2010 will become immediately payable if 3-month LIBOR rises above 6.0% (measured on a quarterly basis).

(2)	Represents non-cancelable operating leases for branch offices.

(3)	Pension obligations include expected payments under the Company’s Director Fee Continuation Plan and expected contributions to the Company’s supplemental executive retirement plans.

(4)	Represents contracts for technology services and employment agreements.

     Loan Commitments:

	At December 31, 2008
			More than	More than
			One Year	Three Years
		One Year	through Three	through Five	Over Five
	Total	or Less	Years	Years	Years
	(Dollars in thousands)

Commitments to grant loans (1)	$6,707	$6,707	$—	$—	$—
Unused portion of commercial loan lines of credit	35,841	30,241	5,600	—	—
Unused portion of home equity lines of credit (2)	45,777	—	—	—	45,777
Unused portion of construction loans (3)	13,924	13,868	56	—	—
Unused portion of personal lines of credit (4)	2,444	—	—	—	2,444
Commercial letters of credit	783	783	—	—	—

Total loan commitments	$105,476	$51,599	$5,656	$—	$48,221

General: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portion of home equity lines of credit are available to the borrower for up to 10 years.

(3)	Unused portion of construction loans are available to the borrower for up to 2 years for development loans and up to 1 year for other construction loans.

(4)	Unused portion of checking overdraft lines of credit are available to customers in “good standing” indefinitely.
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
     Benjamin Franklin addresses such risks through the establishment of comprehensive policies and procedures with respect to internal control, the management and operation of its information and communication systems, disaster recovery, and compliance with laws, regulations and banking ‘best practice’. Monitoring of the efficacy of such policies and procedures is performed through a combination of Benjamin Franklin’s internal audit program, through periodic internal and third-party compliance reviews, and through the ongoing attention of its managers charged with supervising compliance and operational control. Oversight of these activities is provided by the Bank’s Enterprise Risk Management Committee and the Audit and Risk Management Committee of the Board.

Item 8. Financial Statements and Supplementary Data
     The Consolidated Financial Statements of Benjamin Franklin Bancorp begin on page F-1 of this Annual Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures.
     The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2008. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Benjamin Franklin Bancorp, including its consolidated subsidiaries, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
     Changes in Internal Controls Over Financial Reporting.
     There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

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
Benjamin Franklin Bancorp, Inc.
Franklin, Massachusetts
We have audited Benjamin Franklin Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Benjamin Franklin Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Benjamin Franklin Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Benjamin Franklin Bancorp, Inc. and our report dated March 9, 2009 expressed an unqualified opinion.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 9, 2009

Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information required by Item 10 of this Form 10-K is incorporated by reference herein from the Company’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders of the Company.
Item 11. Executive Compensation
     Information required by Item 11 of this Form 10-K is incorporated by reference herein from the Company’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders of the Company.
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required by Item 12 of this Form 10-K is incorporated by reference herein from the Company’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders of the Company.
Item 13 Certain Relationships and Related Transactions, and Director Independence
     Information required by Item 13 of this Form 10-K is incorporated by reference herein from the Company’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders of the Company.
Item 14 Principal Accountant Fees and Services
     Information required by Item 14 of this Form 10-K is incorporated by reference herein from the Company’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders of the Company.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) Exhibits

Exhibit No.	Description	Footnotes

2.1	Plan of Conversion of Benjamin Franklin Bancorp.	3

2.2	Agreement and Plan of Merger among Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004.	2

2.3	Second Amended and Restated Plan of Merger among Independent Bank Corp., Independent Acquisition Subsidiary, Inc., Rockland Trust Company, Benjamin Franklin Bancorp, Inc. and Benjamin Franklin Bank dated as of January 12, 2009.	13

3.1	Articles of Organization of Benjamin Franklin Bancorp, Inc.	2

3.2	Bylaws of Benjamin Franklin Bancorp, Inc.	7

4.1	Form of Common Stock Certificate of Benjamin Franklin Bancorp, Inc.	5

10.1.1	Form of Employment Agreement with Thomas R. Venables. *	6

10.1.2	Form of Employment Agreement with Claire S. Bean. *	6

10.2	Form of Change in Control Agreement with five other Executive Officers, providing one year’s severance to Karen Niro, Michael J. Piemonte and Kathleen P. Sawyer, and two years’ severance to Mariane E. Broadhurst and Rose M. Buckley. This form contains all material information concerning the agreement and the only differences are the name and contact information of the executive officer who is party to the agreement and the number of years of severance provided. *	2

10.3	Form of Benjamin Franklin Bank Benefit Restoration Plan. *	2

10.4.1	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Thomas R. Venables dated as of March 22, 2006. *	8

10.4.2	Amended and Restated Supplemental Executive Retirement Agreement between Benjamin Franklin Bank and Claire S. Bean dated as of March 22, 2006. *	8

10.5	Benjamin Franklin Bancorp Director Fee Continuation Plan. *	4

10.6	Benjamin Franklin Bancorp Employee Salary Continuation Plan. *	2

10.7.1	Payments and Waiver Agreement among Richard E. Bolton, Jr., Benjamin Franklin Bancorp, M.H.C., Benjamin Franklin Savings Bank and Chart Bank, a Cooperative Bank, dated as of September 1, 2004. *	2

10.7.2	Consulting and Noncompetition Agreement between Richard E. Bolton, Jr. and Benjamin Franklin Bancorp, M.H.C., dated as of September 1, 2004. *	2

10.8	Benjamin Franklin Bancorp, Inc. 2006 Stock Incentive Plan *	9

10.8.1	Form of Incentive Stock Option Agreement *	10

10.8.2	Form of Non-Statutory Stock Option Agreement (Officer) *	10

Exhibit No.	Description	Footnotes

10.8.3	Form of Non-Statutory Stock Option Agreement (Director) *	10

10.8.4	Form of Restricted Stock Agreement (Officer) *	10

10.8.5	Form of Restricted Stock Agreement (Director) *	10

10.9	Purchase and Sale Agreement dated December 19, 2006.	11

11	See Note 3 to the Financial Statements for a discussion of earnings per share.	—

21	Subsidiaries of Registrant	8

23.1	Consent of Wolf & Company, P.C., independent registered public accounting firm.	1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	1

*	Relates to compensation.
1.	Filed herewith.

2.	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on December 10, 2004.

3.	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-121154, filed on January 24, 2005.

4.	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-121608, filed on December 23, 2004.

5.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, File No. 000-51194, filed on March 9, 2005.

6.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.

7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

8.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2006.

9.	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on March 28, 2006.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A, filed on August 18, 2006.

11.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 26, 2006.

12.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2008.

13.	Incorporated by reference to the Registrant’s Proxy Statement for the Special Meeting of Stockholders, filed on January 16, 2009.
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

Benjamin Franklin Bancorp, Inc.
Date: March 13, 2009	By:	/s/ Thomas R. Venables
Thomas R. Venables
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the indicated capacities as of March 16, 2009.

Signature	Title

/s/ Thomas R. Venables Thomas R. Venables	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Claire S. Bean Claire S. Bean	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mary Ambler Mary Ambler	Director

/s/ William P. Bissonnette William P. Bissonnette	Director

/s/ William F. Brady, Jr. William F. Brady, Jr.	Director

/s/ Paul E. Capasso Paul E. Capasso	Director

/s/ Jonathan A. Haynes Jonathan A. Haynes	Director

Signature	Title

/s/ Anne M. King Anne M. King	Director

/s/ Daniel F. O’Brien Daniel F. O’Brien	Director

/s/ Charles F. Oteri Charles F. Oteri	Director

/s/ Donald P. Quinn Donald P. Quinn	Director

/s/ Neil E. Todreas Neil E. Todreas	Director

/s/ Alfred H. Wahlers Alfred H. Wahlers	Director

/s/ Charles Yergatian Charles Yergatian	Director

Benjamin Franklin Bancorp, Inc.
Annual Report on Form 10-K for the Year Ended December 31, 2008
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

BENJAMIN FRANKLIN BANCORP, INC.
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
   Benjamin Franklin Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Benjamin Franklin Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benjamin Franklin Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Benjamin Franklin Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of Benjamin Franklin Bancorp, Inc.’s internal control over financial reporting.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 9, 2009

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS

Cash and due from banks	$9,289	$12,226
Cash supplied to ATM customers	28,092	42,002
Short-term investments	8,246	10,363

Total cash and cash equivalents	45,627	64,591

Securities available for sale, at fair value	187,956	156,761
Restricted equity securities, at cost	11,695	11,591
Loans, net of allowance for loan losses of $7,929 in 2008 and $5,789 in 2007	688,829	606,946
Premises and equipment, net	4,979	5,410
Accrued interest receivable	3,667	3,648
Bank-owned life insurance	11,110	10,700
Goodwill	33,763	33,763
Other intangible assets	1,914	2,474
Other assets	8,200	7,394

	$997,740	$903,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$109,743	$113,023
Interest-bearing	543,185	504,345

Total deposits	652,928	617,368

Short-term borrowings	34,500	2,500
Long-term debt	189,046	162,784
Deferred gain on sale of premises	3,279	3,531
Other liabilities	8,192	9,651

Total liabilities	887,945	795,834

Commitments and contingencies (Notes 6 and 12)

Stockholders’ equity:
Common stock, no par value, 75,000,000 shares authorized: 7,842,015 shares issued and 7,713,788 shares outstanding at December 31, 2008; 8,030,415 shares issued and 7,856,172 shares outstanding at December 31, 2007	—	—
Additional paid-in capital	75,140	77,370
Retained earnings	39,923	38,515
Unearned compensation	(6,303)	(7,094)
Accumulated other comprehensive income (loss)	1,035	(1,347)

Total stockholders’ equity	109,795	107,444

	$997,740	$903,278

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans, including fees	$40,575	$39,182	$37,676
Debt securities	7,651	7,432	5,374
Dividends	503	707	551
Short-term investments	418	852	658

Total interest and dividend income	49,147	48,173	44,259

Interest expense:
Deposits	13,401	16,985	14,547
Short-term borrowings	64	272	320
Long-term debt	8,709	7,231	5,996

Total interest expense	22,174	24,488	20,863

Net interest income	26,973	23,685	23,396
Provision for loan losses	2,298	634	201

Net interest income, after provision for loan losses	24,675	23,051	23,195

Other income (charges):
ATM servicing fees	1,144	2,534	3,059
Deposit servicing fees	1,769	1,487	1,428
Other loan-related fees	782	935	487
Gain (loss) on loans sold and held for sale, net	265	680	(2,030)
Gain (loss) on sale/write-down of securities, net	—	38	(25)
Gain (loss) on sale/write-down of premises, net	252	450	(495)
Gain on trading assets	—	264	—
Gain on sale of CSSI customer list	92	203	—
Income from bank-owned life insurance	410	402	347
Miscellaneous	957	817	753

Total other income	5,671	7,810	3,524

Operating expenses:
Salaries and employee benefits	13,477	14,687	11,682
Occupancy and equipment	3,507	3,456	2,631
Data processing	2,299	2,411	1,945
Professional fees	1,126	859	1,289
Marketing and advertising	555	611	778
Amortization of intangible assets	627	803	1,064
Other general and administrative	3,117	2,860	2,948

Total operating expenses	24,708	25,687	22,337

Income before income taxes	5,638	5,174	4,382
Provision (benefit) for income taxes	1,969	1,532	(358)

Net income	$3,669	$3,642	$4,740

Weighted-average shares outstanding:
Basic	7,300,611	7,644,470	7,949,042
Diluted	7,383,386	7,686,543	7,953,739

Earnings per share:
Basic	$0.50	$0.48	$0.60
Diluted	$0.50	$0.47	$0.60
See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Equity
	(Dollars in thousands, except per share amounts)
Balance at December 31, 2005	8,488,898	$—	$82,849	$32,942	$(5,353)	$(2,326)	$108,112

Comprehensive income:
Net income	—	—	—	4,740	—	—	4,740
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	424	424

Total comprehensive income							5,164

Common stock repurchased	(239,096)	—	(3,373)	—	—	—	(3,373)
Issuance of common stock in connection with stock incentive plan (218,335 shares)	—	—	3,046	—	(3,046)	—	—
Share-based compensation — restricted stock	—	—	—	—	277	—	277
Share-based compensation — stock options	—	—	347	—	—	—	347
Common stock held by ESOP committed to be released (15,940 shares)	—	—	40	—	184	—	224
Dividends declared ($.13 per share)	—	—	—	(1,048)	—	—	(1,048)
Adjustment to initially apply FASB Statement No. 158	—	—	—	—	—	(298)	(298)

Balance at December 31, 2006	8,249,802	—	82,909	36,634	(7,938)	(2,200)	109,405

Comprehensive income:
Net income	—	—	—	3,642	—	—	3,642
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	752	752
FASB Statement No. 158 tax effect adjustment	—	—	—	—	—	101	101

Total comprehensive income							4,495

Common stock repurchased	(441,890)	—	(6,271)	—	—	—	(6,271)
Issuance of common stock in connection with stock incentive plan (18,034 shares)	—	—	225	—	(225)	—	—
Share-based compensation — restricted stock	48,260	—	—	—	690	—	690
Forfeiture of restricted stock	—	—	(193)	—	193	—	—
Share-based compensation — stock options	—	—	657	—	—	—	657
Common stock held by ESOP committed to be released (15,940 shares)	—	—	43	—	186	—	229
Dividends declared ($.22 per share)	—	—	—	(1,761)	—	—	(1,761)

Balance at December 31, 2007	7,856,172	—	77,370	38,515	(7,094)	(1,347)	107,444

Comprehensive income:
Net income	—	—	—	3,669	—	—	3,669
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	2,382	2,382

Total comprehensive income							6,051

Common stock repurchased	(190,000)	—	(2,608)	—	—	—	(2,608)
Issuance of common stock in connection with stock incentive plan (2,000 shares)	—	—	26	—	(26)	—	—
Share-based compensation — restricted stock	47,616	—	—	—	627	—	627
Forfeiture of restricted stock	—	—	(6)	—	6	—	—
Share-based compensation — stock options	—	—	337	—	—	—	337
Common stock held by ESOP committed to be released (15,940 shares)	—	—	21	—	184	—	205
Dividends declared ($.30 per share)	—	—	—	(2,261)	—	—	(2,261)

Balance at December 31, 2008	7,713,788	$—	$75,140	$39,923	$(6,303)	$1,035	$109,795

See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,669	$3,642	$4,740
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of securities, net	493	(579)	(760)
Amortization (accretion) of loans, net	301	124	(37)
(Gain) loss on sale/write-down of securities, net	—	(38)	25
(Gain) loss on sale/write-down of premises, net	—	(198)	499
Amortization of deferred gain on sale of premises	(252)	(252)	(4)
Provision for loan losses	2,298	634	201
Accretion of deposit and borrowing discounts, net	(18)	(6)	(35)
Depreciation and amortization expense	789	913	1,019
Amortization of intangible assets	627	803	1,064
Share-based compensation expense	964	1,347	624
Amortization of ESOP expense	205	229	224
Deferred income tax provision (benefit)	(1,212)	264	(4,231)
Income from bank-owned life insurance	(410)	(402)	(347)
Gains on trading assets	—	(264)	—
Purchases of trading assets	—	(15,000)	—
Proceeds from sales of trading assets	—	15,264	—
Gain (loss) on loans sold and held for sale, net	(265)	(680)	2,030
Loans originated for sale	(2,363)	(54,078)	(33,205)
Proceeds from sales of loans	2,628	54,758	33,536
Increase in accrued interest receivable	(19)	(168)	(435)
Other, net	(1,902)	640	1,866

Net cash provided by operating activities	5,533	6,953	6,774

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	6,967	10
Maturities, calls, and principal repayments	98,694	67,606	65,970
Purchases	(125,186)	(102,840)	(69,350)
Maturities of and principal repayments on held-to-maturity securities	—	5	78
Net change in restricted equity securities	(2,069)	(640)	(974)
Purchases of mortgage loans	—	—	(16,118)
Loan originations, net	(84,482)	(30,383)	(21,029)
Purchases of bank-owned life insurance	—	—	(2,500)
Proceeds from sales of loans held for sale	—	62,122	—
Proceeds from sales of premises and equipment	—	1,078	9,743
Purchases of identifiable intangible assets	(67)	(208)	—
Additions to premises and equipment	(358)	(1,142)	(1,509)

Net cash (used for) provided by investing activities	(113,468)	2,565	(35,679)

(continued)
See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	35,584	(15,780)	21,574
Net change in short-term borrowings	32,000	(7,500)	10,000
Proceeds from long-term debt	53,500	46,000	56,000
Repayment of long-term debt	(27,244)	(32,210)	(47,403)
Common stock repurchased	(2,608)	(6,271)	(3,373)
Dividends paid on common stock	(2,261)	(1,761)	(1,048)

Net cash provided by (used for) financing activities	88,971	(17,522)	35,750

Net change in cash and cash equivalents	(18,964)	(8,004)	6,845
Cash and cash equivalents at beginning of year	64,591	72,595	65,750

Cash and cash equivalents at end of year	$45,627	$64,591	$72,595

Supplemental cash flow information:
Interest paid on deposits	$13,459	$17,147	$14,450
Interest paid on borrowings	8,688	7,441	6,186
Income taxes paid	3,136	1,282	3,595
Loans reclassified as held for sale	—	—	66,091
Loans held for sale transferred to loans, net	—	1,063	—
Loans held for sale transferred to other assets	—	545	—
Deferred gain recorded on sale of premises and equipment	—	—	3,787
Loans transferred to other assets	—	225	—
Securities transferred from held-to-maturity to available-for-sale	—	26	—
See accompanying notes to consolidated financial statements.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands, Except per Share Amounts)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements include the accounts of Benjamin Franklin Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Benjamin Franklin Bank (the “Bank”). The Bank has three subsidiaries, Benjamin Franklin Securities Corp. and Benjamin Franklin Securities Corp. II, formed for the purpose of buying, holding, and selling securities, and Creative Strategic Solutions, Inc. (“CSSI”), which supplied cash to automatic teller machines owned by Independent Service Organizations (“ISOs”) and related cash management services to a nationwide customer base of ISOs. At December 31, 2008 and 2007, CSSI is inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

Merger agreement

On February 11, 2009, the shareholders of the Company voted to approve the definitive Merger Agreement by which the Company will be acquired by Independent Bank Corp. (“Independent”), parent company of Rockland Trust Company, in an all-stock transaction. At the effective date of the merger, each share of the Company’s common stock outstanding will be converted into 0.59 shares of Independent’s common stock. The transaction is expected to close in the second quarter of 2009, and constitutes a change of control in relation to certain of the Company’s employee benefit plans (See Note 15). Execution of the merger is subject to receipt of all required regulatory approvals of the merger.

Business and operating segments

The Company provides a variety of financial services to individuals and small businesses through its offices in Norfolk, Middlesex and Worcester counties in Massachusetts. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential and commercial mortgage loans. The Company also provides non-deposit investment products to customers.

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

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of goodwill and other intangible assets and the valuation of deferred tax assets.

Reclassifications

Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation.

Significant group concentrations of credit risk

Most of the Company’s activities are with customers located within New England. Notes 3 and 4 discuss the types of securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Cash and cash equivalents

Cash and cash equivalents include cash and balances due from banks, repurchase agreements and money market accounts, all of which mature within ninety days.

Trading activities

The Company has engaged in trading activities for its own account. Securities that are held principally for resale in the near term are recorded in the trading assets account at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities (concluded)

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

Restricted equity securities consist primarily of Federal Home Loan Bank stock. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2008, no impairment has been recognized.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in the communities in which the Bank’s branches are located. The ability of the Bank’s debtors to honor their contracts is dependent upon the local real estate market and general economic conditions in this area.

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

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans (concluded)

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

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (concluded)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.

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

Bank-owned life insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in cash surrender value are reflected in other income on the consolidated statement of income.

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

Goodwill and other intangible assets

The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired. Identifiable intangible assets are subsequently amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds the fair value, an impairment charge is recorded to income. Goodwill is not amortized and is reviewed on an annual basis for impairment. In evaluating goodwill, management does not monitor the separate fair value of the acquired entities, but instead measures the fair value of the entire Company, as a single reporting unit. At December 31, 2008 and 2007, management concluded that no intangible assets were impaired.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Share-based compensation plans

The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. Share based compensation is recognized over the period the employee is required to provide services for the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.

Employee Stock Ownership Plan

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. (See Note 11.)

Advertising costs

Advertising costs are expensed as incurred.

Comprehensive income/loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income/loss. The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2008	2007	2006

Unrealized holding gains on securities available for sale	$3,231	$907	$438
Reclassification adjustment for (gains) losses and impairment recognized in income	—	(38)	25

	3,231	869	463
Tax effect	(849)	(117)	(39)

Net-of-tax amount	2,382	752	424

FASB Statement No. 158 tax effect adjustment	—	101	—

	$2,382	$853	$424

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Comprehensive income/loss (concluded)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2008	2007

Net unrealized gain (loss) on securities available for sale	$1,975	$(1,256)
Tax effect	(743)	106

Net-of-tax amount	1,232	(1,150)

Unrecognized net actuarial gain pertaining to defined benefit plan	346	346
Unrecognized prior service cost pertaining to defined benefit plan	(644)	(644)

	(298)	(298)
Tax effect of initially applying SFAS No. 158	101	101
Net-of-tax amount	(197)	(197)

	$1,035	$(1,347)

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

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings per share (concluded)

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2008	2007	2006

Net income	$3,669	$3,642	$4,740

Average number of common shares outstanding	7,300,611	7,644,470	7,949,042
Effect of dilutive unvested restricted stock	82,775	42,073	4,697

Average number of common shares outstanding used to calculate diluted earnings per common share	7,383,386	7,686,543	7,953,739

Stock options and restricted stock that would have an anti-dilutive effect on diluted earnings per share are excluded from the calculation. For the years ended December 31, 2008 and 2007, there was no anti-dilutive restricted stock and 535,571 and 541,766 options, respectively, were excluded from the earnings per share calculation because their effect would have been anti-dilutive. There was no anti-dilutive restricted stock or options for the year ended December 31, 2006.

Recent accounting pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent accounting pronouncements (continued)

inputs). In February 2008, the FASB issued a Staff Position which delays the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted this statement, except for items covered by the Staff Position, as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements. See Note 18.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. FSP 157-3 did not have an impact on the consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement was adopted by the Company on January 1, 2008 and the Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. Statement No. 141(R) further addresses how goodwill acquired or a gain from a bargain purchase is to be recognized and measured and determines what disclosures are needed to enable users of the financial statements to evaluate the effects of the business combination. Statement No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after December 15, 2008.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)
Recent accounting pronouncements (concluded)

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.

2.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain daily average balances on hand or with the Federal Reserve Bank. At both December 31, 2008 and 2007, these reserve balances amounted to $200.

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31,
	2008	2007

Federal funds sold	$2,265	$2,370
Repurchase agreements	359	3,029
Money market accounts	5,622	4,964

	$8,246	$10,363

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008:
Debt securities:
Government-sponsored enterprise obligations	$94,798	$1,245	$(13)	$96,030
Mortgage-backed securities	89,218	1,442	(644)	90,016

Total debt securities	184,016	2,687	(657)	186,046
Mutual fund	1,965	—	(55)	1,910

	$185,981	$2,687	$(712)	$187,956

December 31, 2007:
Government-sponsored enterprise obligations	$85,972	$240	$(34)	$86,178
Municipal obligations	1,206	—	(4)	1,202
Mortgage-backed securities	70,839	373	(1,831)	69,381

	$158,017	$613	$(1,869)	$156,761

All of the Company’s mortgage-backed securities are issued by government-sponsored enterprises or federal agencies.

The amortized cost and estimated fair value of debt securities, excluding mortgage-backed securities, by contractual maturity at December 31, 2008 is as follows. Expected maturities will differ from contractual maturities on certain securities because of call or prepayment provisions.

	Amortized	Fair
	Cost	Value

Within 1 year	$63,108	$63,652
After 1 year through 5 years	31,690	32,378

	$94,798	$96,030

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
SECURITIES AVAILABLE FOR SALE (concluded)
There were no sales of securities during the year ended December 31, 2008. Proceeds from the sale of securities available for sale during the years ended December 31, 2007 and 2006 amounted to $6,967 and $0, respectively. Gross gains of $38 were realized during the year ended December 31, 2007. In addition, the Company recorded a $35 impairment loss during the year ended December 31, 2006.

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve
	Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2008:
Debt securities:
Government-sponsored enterprise obligations	$13	$6,151	$—	$—
Mortgage-backed securities	5	191	639	23,171

Total debt securities	18	6,342	639	23,171
Mutual fund	55	1,910	—	—

Total temporarily impaired securities	$73	$8,252	$639	$23,171

December 31, 2007:
Government-sponsored enterprise obligations	$26	$12,920	$8	$3,983
Municipal obligations	—	—	4	1,202
Mortgage-backed securities	4	2,317	1,827	24,968

Total temporarily impaired securities	$30	$15,237	$1,839	$30,153

At December 31, 2008, thirty-one debt securities and one mutual fund have unrealized losses with aggregate depreciation of 2% from the Company’s amortized cost basis. Because the decline in market value is primarily attributable to changes in interest rates and not to credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
5.	LOANS

A summary of the balances of loans follows:

	December 31,
	2008	2007

Mortgage loans on real estate:
Residential	$240,260	$187,991
Commercial	183,608	168,463
Construction	47,485	55,763
Home equity	41,649	37,768

	513,002	449,985

Other loans:
Commercial	180,274	159,233
Consumer	2,351	2,592

	182,625	161,825

Total loans	695,627	611,810

Allowance for loan losses	(7,929)	(5,789)
Net deferred loan costs	1,131	925

Loans, net	$688,829	$606,946

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2008	2007	2006

Balance at beginning of year	$5,789	$5,337	$5,211
Provision for loan losses	2,298	634	201
Recoveries	405	81	77
Charge-offs	(563)	(263)	(152)

Balance at end of year	$7,929	$5,789	$5,337

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
LOANS (concluded)

The following is a summary of impaired and non-accrual loans:

	December 31,
	2008	2007

Impaired loans without a valuation allowance	$2,552	$—
Impaired loans with a valuation allowance	7,741	880

Total impaired loans	$10,293	$880

Valuation allowances related to impaired loans	$1,453	$37

Non-accrual loans	$9,026	$1,598

Loans greater than 90 days past due and still accruing	$—	$—

	Years Ended December 31,
	2008	2007	2006

Average recorded investment in impaired loans	$8,021	$439	$38

Interest income recognized on a cash basis on impaired loans	$42	$9	$—

No additional funds are committed to be advanced in connection with impaired loans.

At December 31, 2008 and 2007, loans with principal balances of $9,980 and $8,582, respectively, were pledged to the Federal Reserve Bank of Boston as part of the Borrower-in-Custody advance program for which there are no outstanding advances as of December 31, 2008 and 2007.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,		Estimated
	2008	2007	Useful Lives

Land	$1,415	$1,415	N/A
Buildings and improvements	5,195	5,043	5 - 40 years
Equipment	7,533	7,327	3 - 10 years

	14,143	13,785

Less accumulated depreciation and amortization	(9,164)	(8,375)

	$4,979	$5,410

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006, amounted to $789, $913 and $1,019, respectively.

The Company leases nine of its branch offices, including two offices leased from entities owned and managed by a Director of the Company (see Note 17). Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2008, pertaining to banking premises, future minimum rent commitments (excluding option periods) under the operating leases are as follows:

Years Ending
December 31,	Amount

2009	$1,218
2010	1,218
2011	1,116
2012	1,104
2013	1,100
Thereafter	7,493

$13,249

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
PREMISES AND EQUIPMENT (concluded)

On December 27, 2006, the Bank entered into an agreement to sell and simultaneously lease back six of its branch properties. The aggregate purchase price was $9,728, which resulted in a gain of $3,787 on five of the branch properties, and a loss of $503 on the remaining property. The gain of $3,787 was deferred and is being recognized in income ratably over the 15-year initial fixed term of the lease. The loss of $503 was recognized immediately in the 2006 operating results. The aggregate initial rent for the six properties is $800 per annum, which is subject to increase based on increases in CPI, capped at a maximum of 3% per annum. The Bank has three 5-year renewal options, at market, at the conclusion of the 15-year initial lease term.

Other leases contain options to extend for periods of five to ten years at then-market rents. Total rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $1,265, $1,184 and $305, respectively.
7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill recognized in the 2005 acquisition of Chart Bank and the 1998 acquisition of Foxboro National Bank amounted to $29,515 and $4,248, respectively.

The Company recorded an identifiable intangible asset for core deposits in connection with its 2005 acquisition of Chart Bank and its 2007 acquisition of a customer list in a strategic alliance with an investment services firm, for which an additional $67 was paid in 2008. The resulting core deposit and customer list intangible assets are being amortized over periods of 15 years on the double declining balance method and 5 years on the straight-line basis, respectively. The net book value of this asset at December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007

Customer-based intangible assets	$7,031	$6,964
Accumulated amortization	(5,117)	(4,490)

	$1,914	$2,474

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
GOODWILL AND OTHER INTANGIBLE ASSETS (concluded)

Amortization expense on other intangible assets, was $627, $803 and $1,064 for the years ended December 31, 2008, 2007 and 2006, respectively. Expected future amortization expense as of December 31, 2008 is as follows:

Year Ending
December 31,	Amount

2009	$482
2010	368
2011	288
2012	201
2013	135
Thereafter	440

$1,914

8.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2008	2007

Demand deposits	$109,743	$113,023
NOW	73,029	52,000
Regular and other savings	80,691	79,167
Money market deposits	145,951	110,544

Total non-certificate accounts	409,414	354,734

Term certificates less than $100	152,170	159,272
Term certificates of $100 or more	91,344	103,362

Total certificate accounts	243,514	262,634

Total deposits	$652,928	$617,368

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
DEPOSITS (concluded)

At December 31, 2008, the scheduled maturities of term certificate accounts are as follows:

2009	$206,416
2010	20,752
2011	4,603
2012	8,964
2013	2,779

$243,514

9.	SHORT-TERM BORROWINGS

At December 31, 2008 and 2007, short-term borrowings consisted of Federal Home Loan Bank (“FHLB”) advances in the amount of $34,500 and $2,500, respectively, with a weighted average rate of 0.31% and 4.58%, respectively. The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. At December 31, 2008 and 2007, borrowings available under the line were limited to $500, none of which was outstanding. The advances are secured as described in Note 10.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
10.	LONG-TERM DEBT

At December 31, 2008 and 2007, long-term debt consists of the following fixed-rate FHLB advances:

	December 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
Maturity Date	Amount	Rate	Amount	Rate

2008	$—	—%	$26,994	4.09%
2009	43,000	5.08	43,000	5.08
2010(1)	72,600	4.35	64,000	4.53
2011(2)	36,100	4.35	15,000	5.63
2012	6,000	3.99	3,000	4.26
2013	15,500	3.89	—	—
2014	3,000	4.58	3,000	4.58
2015	5,300	4.11	—	—
2027 (3)	7,546	5.31	7,790	5.31

	$189,046	4.50%	$162,784	4.74%

(1)	Includes a $10,000 advance that is callable by the FHLB in 2009.

(2)	Includes a $5,000 advance that is callable by the FHLB in 2009.

(3)	Includes one amortizing advance requiring monthly principal and interest payments of $55.
Short-term and long-term borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on one-to-four family owner-occupied residential property and 90% to 97% of the fair value of government-sponsored enterprise obligations and mortgage-backed securities. The Company has also pledged certain commercial real estate and home equity loans with principal balances of $90,393 at December 31, 2008. At December 31, 2008 and 2007, the carrying amount of assets qualifying as collateral for FHLB advances amounted to $391,011 and $351,074, respectively.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
11.	INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2008	2007	2006
Current tax provision:
Federal	$2,631	$1,178	$2,711
State	550	90	1,162

	3,181	1,268	3,873

Deferred tax benefit:
Federal	(740)	405	(976)
State	(220)	191	(1,117)

	(960)	596	(2,093)
Change in valuation reserve	(252)	(332)	(2,138)

	(1,212)	264	(4,231)

Total tax provision (benefit)	$1,969	$1,532	$(358)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax	3.9	3.6	0.7
Change in valuation reserve	(4.5)	(6.4)	(40.2)
Non-deductible merger costs	3.0	—	—
Officers’ life insurance	(2.4)	(2.5)	(2.6)
Other, net	0.9	0.9	(0.1)

Effective tax rates	34.9%	29.6%	(8.2)%

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
INCOME TAXES (continued)

The components of the net deferred tax asset included in other assets are as follows:

	December 31,
	2008	2007
Deferred tax liabilities:
Federal	$(1,732)	$(1,425)
State	(368)	(478)

	(2,100)	(1,903)

Deferred tax assets:
Federal	5,749	5,477
State	1,510	1,474

	7,259	6,951
Valuation reserve	—	(252)

	7,259	6,699

Net deferred tax asset	$5,159	$4,796

The tax effect of each item that gives rise to deferred taxes are as follows:

	December 31,
	2008	2007

Allowance for loan losses	$3,250	$2,362
Employee benefit plans	2,021	1,656
Net unrealized (gain) loss on securities available for sale	(743)	106
Depreciation	(73)	(155)
Net deferred loan costs	(452)	(379)
Mortgage servicing rights	(137)	(242)
Capital loss carryforward	—	252
Deferred gain on sale of premises	1,310	1,445
Charitable contribution carryover	560	848
Purchase accounting adjustments	(753)	(989)
Other, net	176	144

	5,159	5,048
Valuation reserve	—	(252)

Deferred tax asset	$5,159	$4,796

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
INCOME TAXES (concluded)

At December 31, 2008, the Company has a $1,647 charitable contribution carryforward, which will expire in 2010 if not fully utilized.

The change in the valuation reserve for the year ended December 31, 2008 is due to the utilization of the $740 capital loss carryover as of December 31, 2007. The change in the valuation reserve for the year ended December 31, 2007 was due to the $708 increase in the capital loss carryover, and the sale of land which had been previously written down by $1,400. The change in the valuation reserve for the year ended December 31, 2006 is due to the utilization of $5,182 of a capital loss carryover and the expiration of $1,139 of a capital loss carryover.

The federal income tax reserve for loan losses at the Company’s base year amounted to $3,055. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Bank intends to use the reserve only to absorb loan losses, a deferred tax liability of $1,220 has not been provided.
12.	OTHER COMMITMENTS AND CONTINGENCIES

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

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
OTHER COMMITMENTS AND CONTINGENCIES (continued)
Loan commitments (concluded)

At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2008	2007

Commitments to grant loans	$6,707	$15,097
Unadvanced funds on construction loans	13,924	25,126
Unadvanced funds on home equity lines-of-credit	45,777	42,691
Unadvanced funds on commercial lines-of-credit	35,841	29,909
Unadvanced funds on personal lines-of-credit	2,444	2,413
Commercial letters of credit	783	1,213
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
Derivative financial instruments

Loan commitments pertaining to loans that the Bank is originating for sale are, by definition, derivative financial instruments. The Bank enters into investor loan sale commitments to mitigate the interest rate risk inherent in fixed-rate loan commitments. These sale commitments also meet the characteristics of a derivative financial instrument. These transactions involve both credit and market risk.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
OTHER COMMITMENTS AND CONTINGENCIES (concluded)

Derivative financial instruments (concluded)

Loan commitments with individual borrowers require the Bank to originate a loan upon completion of various underwriting requirements, and may lock an interest rate at the time of commitment. In turn, the Bank generally enters into investor loan sale commitments which represent agreements to sell these loans to investors at a predetermined price. If the individual loan is not available for sale (i.e. the loan does not close), the Bank may fill the commitment with a similar loan, or pay a fee to terminate the contract. At December 31, 2008 and 2007, the Bank had $10,914 and $807, respectively, in commitments to grant mortgage loans originated for sale under rate lock agreements with borrowers. At December 31, 2008 and 2007, the Bank had $10,914 and $807, respectively, in outstanding investor loan sale commitments. The fair value of these derivative financial instruments is zero at the date of commitment and subsequent changes are not material.

Other contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.
13.	STOCKHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
STOCKHOLDERS’ EQUITY (continued)

Minimum regulatory capital requirements (continued)

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008:

Total capital to risk weighted assets:
Consolidated	$81,098	11.7%	$55,372	8.0%	N/A	N/A
Bank	72,719	10.5	55,378	8.0	$69,222	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	73,028	10.6	27,686	4.0	N/A	N/A
Bank	64,649	9.3	27,689	4.0	41,533	6.0

Tier 1 capital to average assets:
Consolidated	73,028	7.7	38,142	4.0	N/A	N/A
Bank	64,649	6.8	38,144	4.0	47,679	5.0

December 31, 2007:

Total capital to risk weighted assets:
Consolidated	$78,526	12.3%	$50,982	8.0%	N/A	N/A
Bank	71,154	11.2	50,944	8.0	$63,680	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	72,554	11.4	25,491	4.0	N/A	N/A
Bank	65,182	10.2	25,472	4.0	38,208	6.0

Tier 1 capital to average assets:
Consolidated	72,554	8.3	34,898	4.0	N/A	N/A
Bank	65,182	7.5	35,006	4.0	43,757	5.0

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
STOCKHOLDERS’ EQUITY (continued)

Minimum regulatory capital requirements (concluded)

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	December 31, 2008		December 31, 2007
	Consolidated	Bank	Consolidated	Bank

Total stockholders’ equity per financial statements	$109,795	$101,416	$107,444	$100,072
Adjustments for Tier 1 capital:
Goodwill	(33,763)	(33,763)	(33,763)	(33,763)
Intangible assets	(1,914)	(1,914)	(2,474)	(2,474)
Net unrealized loss (gain) on securities available for sale, net of tax	(1,232)	(1,232)	1,150	1,150
Net unrealized loss on mutual fund	(55)	(55)	—	—
Unrecognized gains and prior service cost pertaining to defined benefit plan, net of tax	197	197	197	197

Total Tier 1 capital	73,028	64,649	72,554	65,182
Adjustments for total capital:
Allowance for loan losses	7,929	7,929	5,789	5,789
Allowance for unfunded lending commitments	141	141	183	183

Total capital per regulatory reporting	$81,098	$72,719	$78,526	$71,154

Common stock repurchases

In 2008, the Company repurchased 190,000 shares of its common stock at a total cost of $2,608 or $13.72 per share on average. These shares were repurchased under a plan authorized by the Board of Directors on November 29, 2007. 394,200 shares were authorized for repurchase under the November 29, 2007 plan, 29,400 of which were repurchased during 2007, leaving 174,800 available for repurchase as of December 31, 2008.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
STOCKHOLDERS’ EQUITY (concluded)

Liquidation account

At the time of the conversion from mutual to stock form in 2005 (the “Conversion”), the Company established a liquidation account in the amount of $31,327 which was equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.
14.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

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

At December 31, 2008, the Bank’s total retained earnings available for the payment of dividends was $41,105. Accordingly, $60,311 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2008. At December 31, 2008, any dividend paid by the Bank in excess of $6,427 requires the approval of the Massachusetts Commissioner of Banks. Funds available for loans or advances by the Bank to the Company amounted to $10,142.

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

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
15.	EMPLOYEE BENEFIT PLANS

401(k) plan

The Bank adopted a 401(k) savings plan, which provides for voluntary contributions by participating employees up to seventy-five percent of their compensation, subject to certain limitations. Prior to January 1, 2008, the Bank matched two hundred percent of an employee’s contribution to the 401(k) plan subject to a maximum of 6% of the employee’s compensation. Effective January 1, 2008, the Bank, at its discretion, matches an employee’s contribution up to a maximum of 4% of the employee’s compensation. Total expense under the 401(k) plan for the years ended December 31, 2008, 2007 and 2006, amounted to $323, $507 and $462, respectively.

Supplemental retirement plans

The Bank has adopted a Supplemental Executive Retirement Plan, which provides for certain of the Bank’s executives to receive monthly benefits upon retirement, subject to certain limitations as set forth in the Plan and a Benefit Restoration Plan which provides for restorative payments equal to (1) the amount of additional benefits the participants would receive under the 401(k) plan if there were no income limitations imposed by the Internal Revenue Service and (2) projected allocation under the ESOP plan as if the participant had continued through the full vesting term of the plan upon retirement. Vesting under the Supplemental Executive Retirement Plan will fully accelerate upon the officer’s death, disability, termination without cause, resignation for good reason or change in control (as defined). The present value of these future benefits is accrued over the executives’ required service periods, and the expense for the years ended December 31, 2008, 2007 and 2006 amounted to $599, $758 and $443, respectively.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
EMPLOYEE BENEFIT PLANS (continued)

Director fee continuation plan

Effective April 4, 2005, the Company established an unfunded director fee continuation plan which provides certain benefits to all eligible non-employee members of the boards of directors of the Company and Bank upon retirement. Information pertaining to the activity in the plan follows:

	Years Ended December 31,
	2008	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$918	$801	$788
Service cost	26	44	65
Interest cost	50	45	45
Change in discount rate	—	—	(9)
Actuarial gain (loss)	30	64	(88)
Benefits paid	(36)	(36)	—

Benefit obligation at end of year	988	918	801

Fair value of plan assets at end of year	—	—	—

Funded status and accrued pension cost	$988	$918	$801

Accumulated benefit obligation at end of year	$(859)	$(826)	$(718)

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2008	2007
Discount rate	5.50%	6.00%
Rate of fee increase	2.00	2.00

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
EMPLOYEE BENEFIT PLANS (continued)

Director fee continuation plan (concluded)

The components of net periodic pension cost are as follows:

	Years Ended December 31,
	2008	2007	2006
Service cost	$26	$44	$65
Interest cost	50	45	45
Amortization of prior service cost	103	103	103
Recognized net actuarial gain	(28)	(27)	(14)

	$151	$165	$199

The following amounts, included in accumulated other comprehensive income at December 31, 2008, are expected to be recognized as components of net periodic pension cost for the year ending December 31, 2009:

Actuarial gain	$(2)
Prior service costs	$103
The assumptions used to determine net periodic pension cost are as follows:

	Years Ended December 31,
	2008	2007	2006

Discount rate	5.50%	6.00%	5.75%
Annual salary increase	2.00	2.00	2.00
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending
December 31,	Amount

2009	$74
2010	128
2011	188
2012	157
2013	120
Years 2014-2018	419

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
EMPLOYEE BENEFIT PLANS (continued)

Executive employment and change in control agreements

The Bank has entered into Executive Employment Agreements with the President and the Chief Financial Officer for an initial term of three years. These agreements provide for, among other things, an annual base salary, severance and full acceleration of vesting under outstanding restricted stock awards and options upon termination of employment, which includes termination as a result of change in control. The agreements also provide for indemnification for any impact from excise taxes due under Section 280G of the Internal Revenue Code. However, such employment may be terminated for cause, as defined, without incurring any continuing obligation. These agreements also provide for automatic extensions such that, at any point in time, the then-remaining term of employment shall be three years.

The Company has also entered into Change in Control Agreements with five of its senior officers, which provide for a lump sum severance payment equal to either one or two times the officer’s annual compensation, as defined, and certain other benefits upon termination of the officer’s employment under certain circumstances within two years after a change in control, including full acceleration of vesting under outstanding restricted stock and option plans. Further, the Company established at the time of conversion an employee salary continuation plan that will provide eligible employees with certain severance benefits in the event their employment is terminated within one year following a change in control.

Employee Stock Ownership Plan

As part of the Conversion, the Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its eligible employees. The Company provided a loan to the Benjamin Franklin Bank Employee Stock Ownership Trust of $5,538, which was used to purchase 478,194 shares of the Company’s outstanding stock. The loan bears interest equal to 5.75% and provides for annual payments of interest and principal over the 30-year term of the loan.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
           EMPLOYEE BENEFIT PLANS (concluded)
           Employee Stock Ownership Plan (concluded)
At December 31, 2008, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending
December 31,	Amount

2009	$88
2010	94
2011	99
2012	104
2013	111
Thereafter	4,594

$5,090

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
Shares held by the ESOP include the following at December 31, 2008:

	December 31,
	2008	2007

Allocated	45,131	30,989
Committed to be allocated	15,940	15,940
Unallocated	414,434	430,374

	475,505	477,303

At December 31, 2008 and 2007, the fair value of unallocated shares was $6,183 and $5,651, respectively.
Total compensation expense recognized in connection with the ESOP was $205, $229 and $224 for the years ended December 31, 2008, 2007 and 2006, respectively.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
16.	SHARE-BASED COMPENSATION PLANS
The Company’s 2006 Stock Incentive Plan (the “Plan”), approved by shareholders on May 11, 2006, permits the granting of incentive and non-qualified stock options and restricted stock to employees and directors. The shares of common stock underlying any awards that are forfeited, cancelled or reacquired by Benjamin Franklin Bancorp or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered for tax withholding obligations will be added back to the shares of common stock with respect to which new awards may be granted under the plan. The plan provides for total awards of 597,741 options and 239,096 shares of restricted stock. As of December 31, 2008, 62,170 options and 14,993 shares of restricted stock remain available for future awards under the plan.
          Restricted stock awards
During the years ended December 31, 2008, 2007 and 2006, respectively, there were 2,000, 18,034 and 218,335 restricted stock awards granted to employees and directors, which vest based on service over a period ranging from immediate to five years. The following table summarizes the status of non-vested restricted shares as of December 31, 2008 and changes during the year then ended:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock at beginning of year	174,243	$13.82
Granted	2,000	13.01
Vested	(47,616)	13.78
Forfeited	(400)	13.95

Restricted stock at end of year	128,227	$13.82

The fair value of restricted shares that vested during the years ended December 31, 2008 and 2007 were $656 and $670, respectively. No restricted shares vested during 2006.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
          SHARE-BASED COMPENSATION PLANS (continued)
          Stock options
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
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007	2006

Fair value	$2.26	$2.26	$3.86
Risk-free interest rate	3.41%	3.41%	4.49%
Expected dividend yield	1.90%	1.90%	0.85%
Expected volatility	18.71%	18.71%	14.66%
Expected term	5 years	5 years	7 years
The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. For the 2008 and 2007 awards, expected term was determined using an average of the vesting term and the stated term of the options. For the 2006 awards, expected term is equal to the stated term of the option awards. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
           SHARE-BASED COMPENSATION PLANS (concluded)
          Stock options (concluded)
A summary of options under the plan as of December 31, 2008, and changes during the year then ended, is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(In Years)	Value

Outstanding at beginning of year	541,766	$13.64
Granted	6,000	13.01
Exercised	—	—
Forfeited	(12,195)	13.63
Expired	—	—

Outstanding at end of year	535,571	$13.63	4.9	$692

Exercisable at end of year	206,875	$13.77	4.8	$239

          Stock options and restricted stock awards
For the year ended December 31, 2008, 2007 and 2006, the Company recognized compensation cost on stock options of $337, $657 and $347, respectively. For restricted stock awards, the cost recognized amounted to $627, $690 and $277, respectively. The tax benefit recognized on these costs was $358, $495 and $226, respectively. The estimated amount and timing of future compensation cost (pre-tax) to be recognized for awards to date under the plan is as follows:

	2009	2010	2011	2012	2013	Total
Stock options	$246	$153	$85	$52	$1	$537
Restricted stock	607	523	326	45	2	1,503

	$853	$676	$411	$97	$3	$2,040

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
17.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank grants loans to its officers and directors and their affiliates as follows:

	Years Ended December 31,
	2008	2007

Beginning balance	$3,683	$3,136
Originations	373	837
Payments and change in status	(2,004)	(290)

Ending balance	$2,052	$3,683

The Company leases two of its branch offices under noncancelable operating lease agreements from entities owned and managed by a Director of the Company and rent expense for these two branches for the years ended December 31, 2008, 2007 and 2006 amounted to $287, $271 and $236, respectively. (See Note 6.)
18.	FAIR VALUE OF ASSETS AND LIABILITIES
          Determination of fair value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB Statement No. 157, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
          FAIR VALUE OF ASSETS AND LIABILITIES (continued)
          Fair value hierarchy
In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities.
Level 2 — Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
Cash and cash equivalents: The carrying amounts of these instruments approximate fair values, based on the short-term nature of the assets.
Securities: Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service that subscribes to multiple third-party pricing vendors. The pricing service conducts a series of quality assurance activities on a monthly basis to select the most appropriate pricing vendor for each sector of the bond market. The fair value measurements consider observable market data that may include, among other data, benchmark yields and spread relationships, cash flows, collateral attributes, market consensus prepayment speeds, and credit risk information as well as terms and conditions relevant to the individual bond (such as issuer, coupon, maturity and credit rating).
The carrying amount of restricted equity securities is a reasonable estimate of fair value based on the redemption provisions of the issuers.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
           FAIR VALUE OF ASSETS AND LIABILITIES (continued)
Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for residential mortgage loans, commercial real estate and investment property mortgage loans, commercial and industrial loans and consumer loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using the underlying collateral values.
Deposits: The fair values disclosed for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Short-term borrowings and long-term debt: Fair values of short-term borrowings and long-term debt are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.
Accrued interest: The carrying amount of accrued interest approximates fair value.
Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is not material.
           Assets measured at fair value on a recurring basis
Assets measured at fair value on a recurring basis at December 31, 2008 are summarized below. There are no liabilities measured at fair value on a recurring basis at December 31, 2008.

				Total
	Level 1	Level 2	Level 3	Fair Value
Securities available for sale	$—	$187,956	$—	$187,956

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
          FAIR VALUE OF ASSETS AND LIABILITIES (continued)
          Assets measured at fair value on a non-recurring basis
The Company may be required, from time to time, to measure certain other financial assets and liabilities on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2008. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2008.

					Year Ended
	December 31, 2008				December 31, 2008
	Level 1	Level 2	Level 3		Total Losses
Impaired loans	$—	$—	$6,288	(A)	$1,453

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

(A)	Represents impaired loans totaling $7,741, net of specific valuation reserves for those loans totaling $1,453.

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
           FAIR VALUE OF ASSETS AND LIABILITIES (concluded)
           Summary of Fair Values of Financial Instruments
The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$45,627	$45,627	$64,591	$64,591
Securities available for sale	187,956	187,956	156,761	156,761
Restricted equity securities	11,695	11,695	11,591	11,591
Loans	688,829	706,151	606,946	606,915
Accrued interest receivable	3,667	3,667	3,648	3,648
Financial liabilities:
Deposits	652,928	655,469	617,368	618,583
Short-term borrowings	34,500	34,498	2,500	2,510
Long-term debt	189,046	195,623	162,784	163,702
Accrued interest payable	766	766	721	721

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
19.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
Financial information pertaining only to Benjamin Franklin Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2008	2007

Assets

Cash due from Benjamin Franklin Bank	$2,309	$1,882
Investment in common stock of Benjamin Franklin Bank	101,416	100,072
Loan to Benjamin Franklin Bank ESOP	5,090	5,173
Other assets	1,046	650

Total assets	$109,861	$107,777

Liabilities and Stockholders’ Equity

Total liabilities	$66	$333
Stockholders’ equity	109,795	107,444

Total liabilities and stockholders’ equity	$109,861	$107,777

	Years Ended December 31,
STATEMENTS OF INCOME	2008	2007	2006

Income:
Dividends from Benjamin Franklin Bank	$4,227	$633	$633
Interest on investments	341	615	692

Total income	4,568	1,248	1,325
Other operating expenses	—	768	642

Income before income taxes and equity in undistributed net income of Benjamin Franklin Bank	4,568	480	683
Applicable income tax provision (benefit)	139	(52)	20

	4,429	532	663

Equity in undistributed net income (loss) of Benjamin Franklin Bank	(760)	3,110	4,077

Net income	$3,669	$3,642	$4,740

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except per Share Amounts)
          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2008	2007	2006
Cash flows from operating activities:
Net income	$3,669	$3,642	$4,740
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income (loss) of Benjamin Franklin Bank	760	(3,110)	(4,077)
Decrease (increase) in other assets	(396)	257	2,233
Increase (decrease) in other liabilities	(267)	231	69
Other, net	795	1,248	517

Net cash provided by operating activities	4,561	2,268	3,482

Cash flows from investing activities:
Redemption of money market account	652	—	—
Repayment of ESOP loan	83	79	74

Net cash provided by investing activities	735	79	74

Cash flows from financing activities:
Common stock repurchased	(2,608)	(6,271)	(3,373)
Repayment of subordinated debt	—	(9,000)	—
Dividends paid on common stock	(2,261)	(1,761)	(1,048)

Net cash used by financing activities	(4,869)	(17,032)	(4,421)

Net change in cash and cash equivalents	427	(14,685)	(865)
Cash and cash equivalents at beginning of year	1,882	16,567	17,432

Cash and cash equivalents at end of year	$2,309	$1,882	$16,567

BENJAMIN FRANKLIN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(Dollars in Thousands, Except per Share Amounts)
NOTE 20 — QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$12,385	$12,363	$12,100	$12,299	$12,201	$12,081	$12,052	$11,839
Interest expense	5,138	5,439	5,604	5,993	6,160	6,315	6,000	6,013

Net interest income	7,247	6,924	6,496	6,306	6,041	5,766	6,052	5,826
Provision for loan losses (1)	1,169	447	368	314	165	57	229	183

Net interest income, after provision for loan losses	6,078	6,477	6,128	5,992	5,876	5,709	5,823	5,643
Non-interest income	1,402	1,286	1,504	1,479	1,965	2,079	1,794	1,972
Non-interest expenses (2)	7,017	6,001	5,910	5,780	6,226	6,250	6,425	6,786

Income before income taxes	463	1,762	1,722	1,691	1,615	1,538	1,192	829
Provision for income taxes	299	541	551	578	465	467	362	238

Net income	$164	$1,221	$1,171	$1,113	$1,150	$1,071	$830	$591

Earnings per common share:
Basic	$0.02	$0.17	$0.16	$0.15	$0.15	$0.14	$0.11	$0.08

Diluted	$0.02	$0.17	$0.16	$0.15	$0.15	$0.14	$0.11	$0.07

(1)	Increase in the fourth quarter of 2008 is primarily due to the $726 increase in the valuation allowance allocated to one non-performing commercial loan relationship.

(2)	Increase in the fourth quarter of 2008 is primarily due to expenses associated with pending merger (See Note 1).